Form 10KSB40
period 1995-09-30
WATSON GENERAL CORP
filed 1995-12-28
CIK 817820

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1995

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to _______

                         Commission File Number 0-16011

                           WATSON GENERAL CORPORATION
                 (Name of small business issuer in its charter)

             CALIFORNIA                                                                          95-2873757
   (State or other jurisdiction of                                                            (I.R.S. Employer
   incorporation of organization                                                             Identification No.)

            32-B MAUCHLY                                                                            92718
         IRVINE, CALIFORNIA
       (Address of principal                                                                      (Zip Code)
         executive offices)

Issuer's telephone number:  (714) 727-4020

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form this 10-KSB or any amendment thereto. [X]

State issuer's revenues for its most recent fiscal year: $ 2,990,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on DECEMBER 13, 1995 was $16,210,003. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of DECEMBER 13, 1995, was 9,746,591.
================================================================================

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Watson General Corporation (the "Registrant" or the "Company"), a California Corporation founded in 1947 and based in Irvine, California, is an emerging growth company in the environmental services industry. The Company is currently positioned to capitalize on its unique niche within the underground storage tank (USTs) monitoring business and other allied markets. Watson General identifies its customers as those who benefit from emerging technologies to protect against, prevent, or clean up environmental contamination.

The Company's goal is to increase its revenues significantly by:

         ~ Building long-term relationships with customers and, in the process, develop strong recurring revenue streams with value-added or additional services.

         ~ Rapidly gaining major shares in niche environmental markets by delivering proprietary products and services. Enhance those products and services that are traditionally viewed as "expenses" and "dictated by regulators" so that they enhance the customers' bottom line.

         ~ Focusing on niches where there is currently little or no competition.

         ~ Furthering growth by acquiring businesses that add market share and/or technologies to the Company, and by forming strategic alliances to market and deliver the Company's proprietary products and services.


The Company is engaged in niche market environmental businesses through its operating subsidiaries:


         Subsidiary                                         Product/Service
         ----------------------------------------           -----------------------------------------------
         EnvirAlert, Inc.                                   Environmental operating software to manage
                                                               and control UST monitoring equipment

         Toxguard Systems, Inc.                             Environmental consulting and project management

         Toxguard Fluid Technologies, Inc.                  On-site antifreeze recycling

During the fourth quarter of fiscal 1995 the Company signed a letter of intent to purchase all of the outstanding common stock of EnviroQuest Technologies, Ltd., a national provider of statistical inventory reconciliation services, headquartered in Kansas City, Missouri. Statistical inventory reconciliation software is an approved method of leak detection for underground storage tanks and is synergistic to the software systems and services provided by the Company's EnvirAlert, Inc. subsidiary.

                           Representative Customers
                           ------------------------
             Amoco                                           ARCO
     Department of Defense                            Econo Lube N' Tune
Federal Aviation Administration                            Goodyear
             GTE                                            Hertz
        IT Corporation                                Jacobs Engineering
       Kaiser Permanente                            Laidlaw Transportation
      City of Long Beach                              Port of Long Beach
     County of Los Angeles                         Los Angeles Freightliner
   Mayflower Transportation                                  MCI
        Ogden Aviation                                   Pacific Bell
       City of San Diego                              Port of San Diego
             Sears                                 Southern California Gas
     Southland Corporation                                  Texaco
        TNT Truck Lines                                     U-Haul
    Union Pacific Railroad                    Univ. of Southern California(USC)
             UPS                                     U.S. Postal Service
         Weyerhaeuser

THE MARKETS AND PRODUCTS

Environmental Operating Software and Monitoring Systems

Computing power, communications, and the integration of high-tech measuring devices are dramatically changing the way business is coping with ever increasing pressures to protect the environment. The Company considers itself to be the leader in these new and emerging trends. The dominant market position of the Company's EnvirAlert subsidiary in underground storage tank monitoring software has poised the Company for major market expansion in this emerging arena.

The Company provides total tank/site management services to the UST owner that desires to outsource the management of his sites, including data collection, record keeping and reporting, alarm detection and notification, preventative maintenance, leak detection, and inventory loss detection. If the acquisition of EnviroQuest Technologies, Ltd. occurs, the Company will add yet another method of leak detection, statistical inventory reconciliation ("SIR"), to its service offerings.

The Environmental Protection Agency (EPA) estimates that there are currently over 1.75 million underground storage tanks in the U.S., of which 25% either have leaked or are leaking. Because over 50% of the U.S. population receives some or all of its drinking water from groundwater, the risks posed by leaking USTs are a significant threat to the integrity of the nation's water supply.

In 1988, the U.S. Congress amended the Resource Conservation and Recovery Act of 1976 to require the EPA to develop regulations to protect human health and property from leaking USTs. The EPA mandated that all underground petroleum storage tanks have an approved monitoring system in place by 1998. By that year, depending on the age of individual tanks, owners of USTs are required to monitor their tanks, as well as their total tank delivery systems, for leaks, and in the event of a leak, to immediately notify the responsible government agency of the leak.

                       Environmental Monitoring Software

One common means of leak detection is to install tank monitoring equipment in or around the tank itself. Information from this equipment is used to produce EPA reports and track inventory. Seeing a market need to make this information available to the tank owner at his office, the Company developed a remote monitoring software product called TankControl(R). Additionally, the Company provides full remote monitoring services for those firms that want to out-source this process. In an Investor's Business Daily article, the Company's software was recognized for its ability to fulfill these requirements. To the best of its knowledge, Watson General has the only software product capable of interfacing with virtually every leak detection device manufactured.

The Company is now recognized as a leader in the remote monitoring of underground storage tanks. Its software packages are monitoring over 5,000 tanks

Two other common means of leak detection are tank integrity testing and statistical inventory reconciliation ("SIR"). Industry estimates indicate that in excess of 500,000 tanks are currently meeting compliance utilizing tank integrity testing. This method ceases to be an approved method for most tanks in 1998 and will have to find other monitoring methods such as SIR or tank monitoring equipment. SIR provides a cost effective method for these tank owners to meet compliance.

                            TankControl(R) Software

This environmental systems software is for use principally by the petroleum
products industry.   The software provides the ability to remotely monitor and
control dissimilar tank monitoring equipment (all major manufacturers supported) and point of sale devices from a single location utilizing a Microsoft Windows(R)-based PC operating system. TankControl(R) provides automatic polling of sites, allowing for the automated collection of information, thus eliminating human error. The software provides tools for the management of environmental information as well as management information such as inventory control, delivery routing and scheduling, and competitive pricing analysis.

         "Operators don't have to automate the collection of the tank monitoring information to meet EPA regulations. However, Watson's software enables station operators to combine government paperwork with more accurate inventory control and thus streamline a business process while meeting federal regulation."
                                --  Investors Business Daily, September 19, 1994

The Company has demonstrated leadership in automation control of:

                 Petroleum marketers site management
                 Purchase/delivery/inventory of product
                 Point-of-sale remote communications
                 Underground storage tank monitoring
                 Remediation site control

During the Company's third fiscal quarter of 1994 (ended June 30th), Southland Corporation's 7-11 convenience store chain completed a nationwide installation of the Company's underground storage tank monitoring software in over 2,400 sites.

In August 1994, the Company signed an agreement with Schlumberger Technologies to market the Company's remote monitoring software product. Amoco Oil was announced as the first customer under this new marketing agreement. Amoco utilizes the Company's software package through Schlumberger's Micro-Max cash registers to monitor retail inventory level data collection for delivery schedules and purchasing patterns.

In September 1994, the Company signed an agreement with Emco Wheaton to market the Company's monitoring software product. Emco Wheaton develops and manufactures products and systems for the environmentally safe handling and transfer of petroleum and petro-chemicals. Emco Wheaton distributes its products and systems to over 100 countries from manufacturing and assembly plants in the United States, Canada, England, France, Germany and Japan, as well as from a distribution facility in Australia.

At September 30, 1995, the Company's subsidiary EnvirAlert, Inc. had no material backlog, and employed seven people.

Environmental Cleanup and Prevention Services

Increasing concerns for public health, both today and in the future, have fostered an environmental movement to regulate the use and handling of toxic materials, mandate clean-up and prevent future contamination. Sums already spent or required to be spent in the future on clean-up alone are enormous. Billions of dollars have been or are budgeted to clean up contamination of the environment. Businesses today realize that they have cradle-to-grave liability for handling and use of materials, such as petroleum distillates, pesticides, and cleaning solvents. The Company believes that these environmental pressures are escalating and has chosen niches where regulatory requirements are likely to become more stringent.

               Environmental Consulting and Professional Services

Environmental consulting and construction project management provide a significant portion of the Company's business today. In fiscal 1994, the Company began curtailing its capital intensive construction activities in favor of the use of sub-contractors. With this move, focus has been placed on project management and professional services for clean-up of contaminates and the prevention of contamination.

The Company's subsidiary, Toxguard Systems, Inc., specializes in the petroleum and fuel storage systems industry and the related soil and groundwater contamination clean-up projects. Toxguard services the entire Southern California region, providing project management services for customers as well as installation and removal of aboveground and underground storage tanks. It performs site assessments, remediates and monitors contaminated sites and specializes in the design and installation of tank systems and state-of-the-art monitoring systems. Toxguard designs clean-up programs for contaminated soil and groundwater locations. In addition to environmental consulting, it offers complete 24-hour remote monitoring to the underground storage tank owners and remote control and monitoring of site clean-up projects by utilizing the specialized computer software capabilities of its sister Company, EnvirAlert.

Major contracts are often obtained through sealed bid process and often require the posting of a completion bond. As of September 30, 1995, Toxguard had committed $73,000 for bonding requirements and the Company was assisting Toxguard with bonding requirements by pledging certain fixed assets as bond collateral. It is anticipated that up to $100,000 of the Company's working capital may be held by bonding companies from time to time with respect to Toxguard projects.

The Company does not anticipate any shortage of materials required to service this industry. There is an adequate labor pool, and the business is not seasonal in the areas serviced by Toxguard. The business is not capital intensive, as the major component of the cost of sales is labor or subcontractor labor. No major expenditures on research or new product development are planned. It is standard practice to obtain a substantial customer deposit before commencing work on new contracts.

At September 30, 1995, Toxguard had backlog orders of approximately $700,000 compared with approximately $500,000 at September 30, 1994. All current backlog orders are expected to be completed within the current fiscal year.

The industry is fragmented among several small companies operating in each geographical region. Larger companies often sub-contract for the services of a company such as Toxguard, and generally are not considered to be in direct competition with the sub-contractor.

Toxguard Systems, Inc. employs eleven people.

                      Mobile Antifreeze Recycling Industry

Waste antifreeze is considered by federal regulations to be a hazardous waste. Nearly all types of repair or maintenance facilities have waste antifreeze on premises in some form and quantity and are required under various federal, state, and local regulations to dispose of this waste by a timely and environmentally safe method. Over 300 million gallons of antifreeze are manufactured each year in the United States. Traditionally waste haulers have hauled waste antifreeze from generators to disposal sites. Transportation and accounting for waste generated have created significant liabilities for generators.

The 1990 Pollution Prevention Act declares the national policy to be
"....pollution that cannot be prevented should be recycled in an environmentally safe manner, whenever feasible....".  In fact, public sentiment has swung dynamically toward the recycling of wastes. This change has also impacted the disposal methods for waste antifreeze. Waste antifreeze recycling technologies such as simple filtering, de-ionization, reverse osmosis, and distillation have been available for some time. However, only recently has equipment been available to deploy recycling on a mobile basis. Mobile recycling holds promise for a cost effective and environmentally responsible method of waste antifreeze disposal along with elimination of transportation risks.

In June 1993, the Company entered the mobile antifreeze/coolant recycling business through its wholly owned subsidiary, Toxguard Fluid Technologies, Inc. The Company operates mobile recycling vans which employ reverse osmosis technology. The Company now has over 1,200 customers including gasoline stations, repair facilities and related automotive service outlets, trucking and fleet companies and military and governmental facilities. The Company is initially targeting over 16,000 facilities in Southern California that are identified as a potential customer base, and has plans to expand. The Company believes that the recycling of waste antifreeze will become increasingly popular due to recent changes in technology, toxic substance laws and regulation, and a general shift in public attitude in favor of recycling.

Toxguard Fluid Technologies, Inc. employs ten people.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, operations or competitive position of the Company or its subsidiaries. Such regulations should, however, increase the need for the environmental companies' products and services, thus enhancing the future operations and competitive position of the Company.

BUSINESS UNIT CHANGES

In May 1995, the Company divested its interest in Biopraxis, Inc., a development stage enterprise formed during 1994 to develop and commercialize certain worldwide patents related to the removal and prevention of heavy metals and radioactive contaminants from affected sites, by selling all of its Biopraxis common stock in exchange for a promissory note in the amount of $80,000.

During the first quarter of fiscal 1996 the Company signed a letter of intent to purchase all of the outstanding common stock of EnviroQuest Technologies, Ltd., a national provider of statistical inventory reconciliation services, headquartered in Kansas City, Missouri. Closing of the acquisition is contingent upon the satisfactory completion of due diligence efforts by the Company and the acceptance of a definitive agreement by the Shareholders and Directors of both the Company and EnviroQuest Technologies, Ltd.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company and its subsidiaries currently operate out of leased office and warehouse space located at 32-B Mauchly, Irvine, California.

Management believes that its corporate offices are suitable and adequate for its present needs. There are no plans to lease any additional space. Should the Company complete the acquisition of EnviroQuest Technologies, Ltd., it will continue to lease the office space currently occupied by that company in Kansas City, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party, or to which any of its property is subject, nor is such litigation threatened, other than ordinary routine litigation which is incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ SmallCap market. The symbol for the Company's Common Stock is "WGEN". High and low bid prices for each quarterly period within the two most recent fiscal years were as follows based upon information supplied to the Company by NASDAQ:

Year Ended September 30, 1995              4th Qtr.         3rd Qtr          2nd Qtr.         1st Qtr.
                                           --------         --------         --------         --------
         High bid                          4-3/8            2-3/8            3-1/4            5

         Low bid                           1-11/16          1-11/16          1-7/8            3-1/8

Year Ended September 30, 1994              4th Qtr          3rd Qtr.         2nd Qtr.         1st Qtr.
                                           -------          --------         --------         --------
         High bid                          5-1/8            5-1/8            6-1/8            5

         Low bid                           3-1/4            3-3/8            4-1/2            3

As of December 13, 1995, there were approximately 400 record holders of the Company's Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

The Company has never declared a cash dividend on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION OF ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company reported a net loss of $1,106,000 for fiscal 1995 compared to $1,851,000 for fiscal 1994. The decreases in operating losses are due in significant part to:

         Elimination of expenses due to the Company divesting itself of its interest in Biopraxis, Inc. a development stage enterprise formed during 1994. In December 1994, management and the Company's Board of Directors made a strategic review of the Company's operations and determined that the Company should focus its resources upon expansion of its environmental software, environmental remediation and antifreeze recycling businesses.

         Elimination of marketing ramp up costs of the Company's Toxguard Fluid Technologies antifreeze recycling subsidiary. This subsidiary now has 1,200 customers for its services in the Los Angeles basin.

         Increased Sales.

Though losses were incurred in fiscal year 1995 the Company has continued to improve its gross margins. The Company's gross profit for fiscal 1995 was $1,144,000 or 38% of sales versus gross profit of

$610,000 or 36% of sales in fiscal 1994, and gross profit of $557,000 or 17% of sales in fiscal 1993. The Company expects to maintain these higher gross margins as it emphasizes its environmental software, remediation, and antifreeze recycling businesses.

Net sales for fiscal 1995 were $2,990,000, an increase from $1,681,000 for fiscal 1994. During the year the Company's EnvirAlert subsidiary increased the number of tanks and devices being monitored to over 5,000 as compared to approximately 4,000 late in the prior year. In the first quarter of fiscal 1996 the Company signed a letter of intent to purchase all of the outstanding common stock of EnviroQuest Technologies, Ltd., a national provider of statistical inventory reconciliation services, headquartered in Kansas City, Missouri.
This acquisition is expected to have a significant positive sales impact in 1996.

Selling, general and administrative expenses decreased to $2,193,000 in fiscal 1995 compared to $2,447,000 in fiscal 1994. This decrease is in large part due to reduced legal costs and the divestiture of Biopraxis, Inc.

Liquidity & Capital Resources

The Company effectively financed its net cash used in operating activities for the fiscal year by issuance of common stock.

At September 30, 1995 the Company's current assets exceeded current liabilities by $731,000 compared to $434,000 at September 30, 1994. This position has improved due to the completion of two private placements in which the Company sold a total of 628,572 shares of common stock for $1,100,000 during the 1st quarter of fiscal 1996.

The Company has historically relied upon shareholder capital to fund operational deficits, and expects to continue funding any operating deficits through equity infusions in fiscal 1996. The Company is in the process of negotiating an equity financing arrangement expected to net funds in excess of amounts required to adequately finance operations and expansion plans, including the acquisition of EnviroQuest Technologies, Ltd., during fiscal 1996.

If the Company does not obtain adequate equity financing, management plans to recommend to the Company's Board of Directors that the Company divest certain subsidiaries or assets, and severely curtail operating expenses in order to finance its ongoing environmental monitoring software business.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached as an exhibit to this report and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CHARLES A. WATSON has served as a director of the Company since 1972 and as the Company's Chairman of the Board since 1985. He was appointed the Company's President, Chief Executive Officer and Chief Financial Officer in September 1987. He relinquished the post of Chief Financial Officer in 1991, the post of President in January 1993, and the post of Chief Executive Officer in July 1994. Mr. Watson is 65.

RONALD G. CRANE has served as a Director of the Company since 1973. At the January 19, 1993 Watson General Corporation Board of Directors meeting, Mr. Crane was appointed President and Chief Operating Officer of the Company. In July 1994 Mr. Crane was appointed Chief Executive Officer. Mr. Crane is also President and Chief Executive Officer of Toxguard Systems, Inc. and EnvirAlert, Inc. Mr. Crane is 49.

JOSEPH L. CHRISTOFFEL has served on the Board of Directors since February 1993. He is a certified public accountant and was appointed by the Board of Directors as Secretary and Chief Financial Officer of the Company in January 1993. He has been a CPA since 1977, has practiced public accounting and has held the position of Chief Financial Officer for both private and public organizations. During the last five years he has been the owner of SMS, a data processing firm and a partner of TRIAAC, a development and services company, both in Sacramento, California. Mr. Christoffel is 43.

DENNIS E. MULLIGAN was elected to serve on the Board of Directors in 1992. Since 1977, he has been a principal with Lambert Smith Hampton, a large commercial real estate brokerage company. He has been a Watson General shareholder since 1978. Mr. Mulligan is 50.

JAMES M. SMATHERS has served as a Director of the Company since 1972. Mr. Smathers has been a certified public accountant for over 29 years, and had established his own accounting firm from 1968 until he retired in 1985. Mr. Smathers is 69.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation provided to the Company's Chief Executive Officer. No other executive officer or employee received, total annual salary and bonus exceeding $100,000.00.

NAME AND PRINCIPAL                     FISCAL      SALARY       ALL OTHER
     POSITION                          YEAR                     COMPENSATION
RONALD G. CRANE(1)                     1995        75,000
         Chief Executive Officer       1994        73,558
         President                     1993        66,964

CHARLES A. WATSON(2)                   1995        84,000       34,992(3)
         Chairman of the Board         1994        82,385       33,792(3)
                                       1993        79,100       33,291(3)

(1) Mr. Crane did not receive any bonus or other annual compensation during the fiscal year ended September 30, 1995. Mr. Crane did not receive or exercise any options to purchase Common Stock during the fiscal year ended September 30, 1995. Mr. Crane did not receive any long-term incentive plan award during the fiscal year ended September 30, 1995. Mr. Crane received no other compensation during the fiscal year ended September 30, 1995. Mr. Crane does not have an employment agreement with the Company.

(2) Mr. Watson did not receive any bonus or other annual compensation. Mr. Watson did not receive or exercise any options to purchase Common Stock during the fiscal year ended September 30, 1995 and held no unexercised options on September 30, 1995. In addition, Mr. Watson did not receive any long-term incentive plan award during the fiscal year ended September 30, 1995. Mr. Watson does not have an employment agreement with the Company.

(3) The Company has also adopted a retirement plan for Mr. Charles A. Watson. Benefits of $2,700 per month are payable to Mr. Watson or his wife, if she survives him, for life with a ten year guaranteed payment, subject also to annual cost of living increases.

In accordance with the Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company elected for immediate recognition under SFAS 106 and the projected benefit obligation of $462,000 or $.08 per share relating to prior service costs under the agreement was recognized as a cumulative effect of accounting change as of October 1, 1991.

Other Compensation

Commencing January 4, 1994, the Company began compensating outside Directors $250.00 for physical attendance per Board of Directors meetings. Prior to this date members of the Board of Directors received no compensation for services rendered in their capacity as Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 13, 1995 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock.

                                        Number of Shares                         Percent of
Name                                   Beneficially Owned                    Outstanding Shares
----                                   ------------------                    ------------------
James C. Ray                                628,572(1)                              6.50%
1140 Airport Road
Minden, NV 89423

(1) Includes 57,143 shares of common stock owned by June M. Ray, the spouse of James C. Ray.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 13, 1995 of (i) each director, (ii) the chief executive officer of the Company named in the Summary Compensation Table appearing in Item 10, and (iii) all directors and executive officers of the Company as a group.

                                      Number of Shares                       Percent of
Name                                 Beneficially Owned                  Outstanding Shares
----                                 ------------------                  ------------------
Charles A. Watson                        1,216,000                             12.48%
5166 Soledad Road
San Diego, CA 92109

Ronald G. Crane                          1,129,500(1)                          10.81%
9152 Shady Hollow Way
Fair Oaks, CA 95628

Joseph L. Christoffel                      350,000(2)                           3.47%
4711 Copperfield Cir.
Roseville, CA 95746

James M. Smathers                          133,750(3)                           1.36%
3261 Purer Road
Escondido, CA 92029

Dennis E. Mulligan                          55,000(4)                       less than 1%
141 Seventh Street
Del Mar, CA 92108

All officers and directors
as a group (five persons)                2,884,250                             26.41%

(1) Includes options granted by the Company to purchase up to 400,000 shares of common stock. The options are fully vested and expire September 30, 1998. The options are exercisable at $1.50 per share. Includes options granted by the Company to purchase up to 300,000 shares of Common Stock. Options vest as to 100,000 shares on each of May 27, 1994, 1995, and 1996. All options expire five years from vesting and are exercisable at $2.625 per share after vesting.

(2) Includes options granted by the Company to purchase up to 350,000 shares of common stock. Options to purchase 50,000 shares are fully vested and expire on May 27, 1998. The remainder vest as to 100,000 shares on each of May 27, 1994, 1995, and 1996 and expire five years from vesting. All options are exercisable at $2.625 per share after vesting.

(3) Includes options granted by the Company to purchase up to 76,518 shares of common stock. The options are fully vested and expire June 28, 1998, and are exercisable at $2.44 per share.

(4) Includes options granted by the Company to purchase up to 50,000 shares of common stock. The options are fully vested and expire February 17, 2000, and are exercisable at $2.625 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1993, Charles A. Watson promised to loan $200,000 to the Company at simple interest of five percent (5%) if collections from certain receivables of the Company and certain proceeds from the exercise of securities of the Company did not reach $700,000 by December 15, 1993. The Company received in excess of $700,000 from said collection and exercises and the loan was therefore not made.

In December 1994, Charles A. Watson loaned $49,900 to the Company at no interest as earnest monies for the potential acquisition of real property located in San Diego, California. The transaction contemplated involves the acquisition, remediation of petrochemical contamination, and resale of a small strip shopping center. The real property was acquired with debt financing and certain receivership monies gained upon acquisition of the property. The loan of $49,900 was repaid by the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

         3.2 The Articles of Incorporation and bylaws are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1989.

         Material contracts:

         10.1         The non-statutory stock option agreement between the
                              Company and Ronald G. Crane is an informal plan adopted by the Board of Directors in July 1992. A description of this plan is incorporated herein by reference to the information contained in Item 11 of this report.

         10.2         Watson General Corporation Retirement Plan is
                              incorporated herein by reference to the
                              Company's Form 10-K for fiscal year 1992.

         10.3         Modified stock option agreement dated January 4, 1994
                              between the Company, on the one hand, and Ronald G. Crane, Joseph L. Christoffel, and William R.

                             Kughn on the other hand is incorporated
                             herein by reference to the Company's Form
                             10-KSB/A2 for fiscal year 1993.

         10.4        Stock option agreement dated June 28, 1993 between
                             the Company and James M. Smathers is
                             incorporated herein by reference to the
                             Company's Form 10-KSB/A2 for fiscal year
                             1993.

         10.5        Stock option agreement dated February 16, 1995
                             between the Company and Dennis Mulligan.

         21          Subsidiaries of Registrant

         27          Financial Data Schedule



(B)      DURING THE REGISTRANT'S FISCAL QUARTER ENDED SEPTEMBER 30, 1995, THE
                 REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K:

                          None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       WATSON GENERAL CORPORATION




Date:  December 26, 1995               By /s/  RONALD G. CRANE
                                          -------------------------------------
                                          Ronald G. Crane
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                                        DATE
---------                                          -----                                        ----
/s/  CHARLES A. WATSON                     Chairman of the Board,                         December 26, 1995
----------------------------------         and Director
(Charles A. Watson)



/s/  RONALD G. CRANE                       Chief Executive Officer,                       December 26, 1995
----------------------------------         President and Director
(Ronald G. Crane)



/s/  JOSEPH L. CHRISTOFFEL                 Chief Financial Officer (Principal             December 26, 1995
----------------------------------         Financial Officer and Principal
(Joseph L. Christoffel)                    Accounting Officer), Secretary and
                                           Director




/s/  DENNIS E.MULLIGAN                     Director                                       December 26, 1995
----------------------------------
(Dennis E. Mulligan)



/s/  JAMES M. SMATHERS                     Treasurer, and Director                        December 26, 1995
----------------------------------
(James M. Smathers)

Financial Statements

                           Watson General Corporation

                        Consolidated Financial Statements

                     Years ended September 30, 1995 and 1994

                                    CONTENTS

Report of Independent Auditors............................................F-1

Financial Statements

Consolidated Balance Sheets...............................................F-2
Consolidated Statements of Operations.....................................F-3
Consolidated Statements of Shareholders' Equity...........................F-4
Consolidated Statements of Cash Flows.....................................F-5
Notes to Consolidated Financial Statements................................F-6

                         Report of Independent Auditors

Board of Directors and Shareholders
Watson General Corporation

We have audited the accompanying consolidated balance sheets of Watson General Corporation as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watson General Corporation at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP



Orange County, California
December 1, 1995

                           Watson General Corporation

                           Consolidated Balance Sheets

                                                                             SEPTEMBER 30
                                                                          1995           1994
                                                                      --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $   393,000    $   448,000
  Restricted cash                                                          73,000              -
  Accounts receivable (less allowance for doubtful accounts of
     $6,000 in 1995 and $10,000 in 1994) (Note 2)                         723,000        223,000
  Prepaid expense and other current assets                                129,000         92,000
                                                                      --------------------------
Total current assets                                                    1,318,000        763,000

Furniture and equipment:
  Machinery and equipment                                                 392,000        332,000
  Computers and equipment                                                 163,000        156,000
  Furniture and fixtures                                                   99,000         99,000
  Automobiles and trucks                                                  151,000        131,000
                                                                      --------------------------
                                                                          805,000        718,000
  Accumulated depreciation                                                496,000        408,000
                                                                      --------------------------
                                                                          309,000        310,000
Property held for sale (less accumulated depreciation of $4,000),
  (Note 3)                                                                303,000              -

Intangible assets (less accumulated amortization of $103,000 in
  1995 and $153,000 in 1994) (Note 1)                                     386,000        414,000
Deposits and other assets                                                   5,000          4,000
Note receivable from sale of Biopraxis (less deferred gain of
  $80,000 in 1995) (Note 1)                                                             -              -
                                                                      --------------------------
Total assets                                                          $ 2,321,000    $ 1,491,000
                                                                      ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   329,000    $   209,000
  Accrued expenses                                                        192,000         81,000
  Current portion of long-term debt (Note 4)                               66,000         39,000
                                                                      --------------------------
Total current liabilities                                                 587,000        329,000
Long-term debt, less current portion (Note 4)                             351,000         65,000
Other long-term liabilities                                                 8,000              -
Deferred employee benefits (Note 7)                                       435,000        434,000
Commitments and contingencies (Note 7)
Shareholders' equity (Note 6):
  Common stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 9,118,019 in 1995 and
        7,934,446 in 1994                                               6,737,000      5,354,000
  Additional paid-in capital                                              153,000        153,000
  Accumulated deficit                                                  (5,950,000)    (4,844,000)
                                                                      --------------------------
Total shareholders' equity                                                940,000        663,000
                                                                      --------------------------
Total liabilities and shareholders' equity                            $ 2,321,000    $ 1,491,000
                                                                      ==========================


See accompanying notes.

                           Watson General Corporation

                      Consolidated Statements of Operations

                                                       YEAR ENDED SEPTEMBER 30
                                                        1995            1994
                                                    ---------------------------
Net sales                                           $ 2,990,000     $ 1,681,000

Cost of sales                                         1,846,000       1,071,000

Selling, general and administrative expenses          2,193,000       2,447,000
                                                    ---------------------------
                                                     (1,049,000)     (1,837,000)

Other income (expense):
    Interest expense                                    (79,000)        (52,000)
    Interest income                                      27,000          43,000
                                                    ---------------------------

Loss before provision for income taxes               (1,101,000)     (1,846,000)

Provision for income taxes                               (5,000)         (5,000)
                                                    ---------------------------
Net loss                                             (1,106,000)     (1,851,000)
                                                    ===========================

Per share amounts:
    Net loss                                        $      (.13)    $      (.24)
                                                    ===========================


See accompanying notes.

                           Watson General Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                         TOTAL
                                                                 ADDITIONAL  DEFERRED     ACCUMU-        SHARE-
                                           COMMON STOCK           PAID-IN     COMPEN-      LATED        HOLDERS'
                                       SHARES        AMOUNT       CAPITAL     SATION      DEFICIT        EQUITY
                                      ----------------------------------------------------------------------------
Balance at September 30, 1993         7,006,671    $3,605,000    $153,000    $(4,000)   $(2,993,000)   $   761,000
  Adjustment of common stock and
     estimated net offering costs
     issued in connection with
     private placement                    1,616         2,000           -          -              -          2,000
  Exercise of B warrants ($2.75)
     (Note 6)                           412,888     1,136,000           -          -              -      1,136,000
  Exercise of private placement
     warrants ($3.50) (Note 6)           29,500       103,000           -          -              -        103,000
  Exercise of stock options
     ($1.00)                            475,000       475,000           -          -              -        475,000
  Common stock issued to settle
     accounts payable                     5,771        17,000           -          -              -         17,000
  Common stock issued in
     connection with settlement
     of lawsuit (Note 7)                  3,000        16,000           -          -              -         16,000
  Amortization of deferred
     compensation                             -             -           -      4,000              -          4,000
  Net loss                                    -             -           -          -     (1,851,000)    (1,851,000)
                                      ----------------------------------------------------------------------------
Balance at September 30, 1994         7,934,446     5,354,000     153,000          -     (4,844,000)       663,000
  Adjustment of common stock and
     common stock issued to
     settle accounts payable              2,852         8,000           -          -              -          8,000
  Common stock issued in
     connection with the
     Regulation S offering
     (Note 6)                         1,180,721     1,375,000           -          -              -      1,375,000
  Net loss                                    -             -           -          -     (1,106,000)    (1,106,000)
                                      ----------------------------------------------------------------------------
Balance at September 30, 1995         9,118,019    $6,737,000    $153,000    $     -    $(5,950,000)   $   940,000
                                      ============================================================================

See accompanying notes.

                           Watson General Corporation

                      Consolidated Statements of Cash Flows

                                                                   YEAR ENDED SEPTEMBER 30
                                                                      1995          1994
                                                                  --------------------------
OPERATING ACTIVITIES
Net loss                                                          $(1,106,000)   $(1,851,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                    133,000        111,000
     Common stock issued to settle lawsuit (Note 7)                         -         16,000
     Common stock issued to settle accounts payable                     8,000         17,000
     Amortization of deferred compensation                                  -          4,000
     Deferred employee benefits                                         1,000          5,000
     Net changes in operating assets and liabilities (Note 1)        (372,000)       446,000
                                                                  --------------------------
Net cash used in operating activities                              (1,336,000)    (1,252,000)

INVESTING ACTIVITIES
Purchases of furniture and equipment, net                            (100,000)      (148,000)
Purchase of property held for sale (Note 3)                            (7,000)             -
Proceeds from the sale of vehicle                                           -         16,000
                                                                  --------------------------
Net cash used in investing activities                                (107,000)      (132,000)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              103,000        123,000
Principal payments on long-term debt                                  (90,000)      (177,000)
Proceeds from issuance of common stock                              1,375,000      1,716,000
                                                                  --------------------------
Net cash provided by financing activities                           1,388,000      1,662,000
                                                                  --------------------------

Increase (decrease) in cash and cash equivalents                      (55,000)       278,000
Cash and cash equivalents at beginning of year                        448,000        170,000
                                                                  --------------------------
Cash and cash equivalents at end of year                          $   393,000    $   448,000
                                                                  ==========================

See accompanying notes.

                           Watson General Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 1995

1. ACCOUNTING POLICIES

BUSINESS

Watson General Corporation (the Company) is a holding company with investments in Toxguard Systems, Inc. (Toxguard), an environmental consulting and construction project management company; Envir-Alert, Inc. (Envir-Alert), an environmental software company; Toxguard Fluid Technologies, Inc., an antifreeze recycling business; and a corporate joint venture with Lion's Den Productions, Inc. which has certain royalty agreements with Sea World, Inc. and Anheuser Busch. The joint venture is virtually inactive.

During May 1995, the Company divested its interest in Biopraxis, Inc., a development stage enterprise formed during 1994 to develop and commercialize certain worldwide patents related to the removal and prevention of heavy metals and radioactive contaminants from affected sites, by selling all of its Biopraxis common stock in exchange for a promissory note in the amount of $80,000. Collection of this non-interest bearing note is contingent upon Biopraxis achieving positive cash flows in the future. As the sale was made to a highly leveraged, thinly capitalized entity, the collectibility of the note is uncertain and, therefore, the Company has deferred gain recognition on the sale. Under the sale agreement, the Company retained rights to certain specified technologies which were being developed by Biopraxis. Furthermore, the agreement does not require the Company to have any financial responsibility for the future operations of Biopraxis. During fiscal 1995 and 1994, the Company incurred losses of $277,000 and $174,000 respectively, related to the development stage activities of Biopraxis.

The Company's investments consist of 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard, and 89% of the outstanding common stock of Envir-Alert. Toxguard Fluid Technologies, Inc., is wholly owned by the Company.

The Company's consolidated operations in 1995 and 1994 were concentrated in a single business segment-environmental service to industry.

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The Company incurred net losses of $1,106,000 and $1,851,000 for the years ended September 30, 1995 and 1994, respectively. Additionally, the Company's operations have resulted in negative cash flows of $1,336,000 and $1,252,000 for the years then ended. The Company has historically relied upon shareholder capital to fund operational deficits. The Company continues to negotiate equity financing arrangements and management believes that future proceeds from such arrangements will be in excess of amounts required to adequately finance operations and expansion plans during fiscal 1996. (See Note 8)

In December 1994, management and the Company's Board of Directors made a strategic review of the Company's operations and determined that the Company should focus its resources upon expansion of its environmental software, environmental remediation and antifreeze recycling businesses and deemphasize the construction aspect of remediation and focus on higher margin activities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and generally depreciated under the straight-line method over their estimated useful lives of four to seven years. Property available for sale is carried at the lower of amortized cost or estimated net realizable value and consists of an operating retail strip center located in El Cajon, California (Note 3). Depreciation is provided using the straight-line method over the building's estimated useful life of 25 years.

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

LONG LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long Lived Assets include property, furniture and equipment and identifiable intangible assets including goodwill. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 at a future date and, based on current circumstances, does not believe the effect of adoption will be material.

INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                              SEPTEMBER 30
                                                         1995              1994
                                                       -------------------------
   Goodwill                                            $489,000         $489,000
   Technology                                                 -           75,000
   Organization costs                                         -            3,000
                                                       -------------------------
                                                        489,000          567,000
   Less accumulated amortization                        103,000          153,000
                                                       -------------------------
                                                       $386,000         $414,000
                                                       =========================

Goodwill is amortized on a straight-line basis over 20 years. Capitalized technology and organization costs are amortized on a straight-line basis over five years. Amortization expense amounted to $28,000 and $40,000 for 1995 and 1994, respectively.

Annually, at each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at September 30, 1995.

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales include costs incurred and estimated profits on long-term contracts. Such estimated profits have been computed by applying the various percentages of completion of the contracts, measured by the ratio of costs incurred to estimated total costs, to the estimated ultimate profits. Estimated losses are fully recognized in the year such estimates are determined.

The Company recognizes revenue from sales of software licenses upon delivery of the software product to a customer. The Company recognizes maintenance revenue from service contracts over the term of the service agreement.

PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding. Common equivalent shares have not been considered in the loss per share computations because the effect is antidilutive. Weighted average shares for computing loss per share were 8,370,000 and 7,722,000 for fiscal 1995 and 1994, respectively.

STATEMENT OF CASH FLOWS

The Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Changes in operating assets and liabilities as shown in the consolidated statements of cash flows, net of acquired assets and liabilities, are as follows:

                                                        YEAR ENDED SEPTEMBER 30
                                                          1995          1994
                                                       ------------------------
    Restricted cash                                    $ (73,000)             -
    Accounts receivable                                 (500,000)     $ 838,000
    Prepaid expense and other current assets             (37,000)        (4,000)
    Refundable income taxes                                    -        102,000
    Deposits and other assets                             (1,000)         1,000
    Accounts payable                                     120,000       (374,000)
    Accrued expenses                                     111,000       (117,000)
    Other long-term liabilities                            8,000              -
                                                       ------------------------
                                                       $(372,000)     $ 446,000
                                                       ========================

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS (CONTINUED)

The Company paid state franchise taxes of $5,000 and $5,000 and interest of $79,000 and $52,000 in 1995 and 1994, respectively.

Noncash investing and financing activities during the year ended September 30, 1995 consist of property acquired for debt in the amount of $300,000.

Restricted cash represents cash on deposit with an insurance company as collateral for a contract performance bond.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No 109, Accounting for Income Taxes. That statement requires that deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The statement also requires that deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized.

2. ACCOUNTS RECEIVABLE

Accounts receivable net of allowance for doubtful accounts consists of the following:

                                                                     SEPTEMBER 30
                                                                   1995       1994
                                                                 -------------------
   Amounts billed                                                $537,000   $208,000
   Retainages billed                                               83,000          -
   Recoverable costs and accrued profit on contracts in
      process - not billed                                        103,000     15,000
                                                                 -------------------
                                                                 $723,000   $223,000
                                                                 ===================

Retainages represent amounts withheld from billings by customers or prime contractors as security for job completion. Amounts recorded are expected to be collected within one year.

                           Watson General Corporation

3. PROPERTY HELD FOR SALE

In December 1994, the Company purchased a secured adjustable rate loan dated March 29, 1989 with a face value of $1,400,000 from a major bank. The loan was secured with a Commercial Deed of Trust, Assignment of Rents, and Security Agreement for a 12,215 square foot strip shopping mall located in El Cajon, California. The bank sold the loan to the Company for $300,000. Professional environmental assessments of the property securing the loan, made on behalf of the bank, revealed that there is hydrocarbon contamination present.

To finance the purchase of the loan, acquisition and foreclosure costs, and in part pay for additional environmental assessments of the property, the Company:

- Entered into a loan agreement with a lending institution which paid the $300,000 to purchase the note. The loan incurs interest at a rate of 14% with interest only payable monthly through maturity at June 23, 1996 and is secured by the purchased note and the Company's underlying security interest in the property. The Company paid a loan origination fee of $25,600. Maturity of the loan may be extended to December 23, 1996 at the Company's option for a fee equal to 2% of the outstanding principal balance.

- Borrowed $49,900 interest free from the Mary L. Watson Trust, of which Charles A. Watson, a director, is the beneficial owner.

In March 1995, the Company completed foreclosure proceedings and took possession of the property and a Receiver's account totaling $147,000. At that time, the Company paid in full the $49,900 interest free note.

The Company has completed its own environmental assessment on the property which indicates that the level of hydrocarbon contamination is significantly less than previously detected. The Company's management believes that, given the results of its assessment and current environmental laws and regulations, no remediation of the property is required. At December 1, 1995, the Company was negotiating with governmental authorities for a "no further action" letter which would clear the title to the property from any restrictions on transferability. Based on the results of its negotiations, management anticipates that the "no further action" letter will be received by mid-January 1996.

                           Watson General Corporation

3. PROPERTY HELD FOR SALE (CONTINUED)

Once title to the property is transferable, it is the Company's intention to proceed with a sale of the property. At September 30, 1995, property available for sale consists of the following:

                  Land                          $142,000
                  Building                       165,000
                                                --------
                                                 307,000

                  Accumulated depreciation        (4,000)

                                                --------
                                                $303,000
                                                ========

The Company leases retail space to tenants under non cancellable triple net lease agreements. During fiscal 1995 the Company recognized rental revenues of $39,000. At September 30, 1995, future minimum lease payments to be received are as follows:

      FISCAL YEARS ENDING
          SEPTEMBER 30                                        AMOUNT
      -------------------                                    --------
      1996                                                   $ 52,000
      1997                                                     52,000
      1998                                                     44,000
      1999                                                     40,000
      2000                                                     20,000
                                                             --------
                                                             $208,000
                                                             ========

                           Watson General Corporation

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                 SEPTEMBER 30
                                                                             1995           1994
                                                                           ------------------------
      Note payable to a lending institution secured by
         real property, interest only payable monthly at a rate
         of 14% through maturity at June 23, 1996; the
         Company expects to exercise its option to extend
         maturity to December 23, 1996 for a fee equal to
         two percentage points on the outstanding principal
         balance (Note 3).                                                 $300,000       $      -

      Service fleet vehicle loans and other amounts owed,
         due in monthly installments through 1999 at rates
         ranging from 8.75% to 15.9%, collateralized by
         the related asset                                                  117,000        104,000
                                                                           -----------------------
                                                                            417,000        104,000
      Less current portion                                                   66,000         39,000
                                                                           -----------------------
      Long-term portion                                                    $351,000       $ 65,000
                                                                           =======================

Principal payments on long-term debt are as follows:

         FISCAL YEARS ENDING
             SEPTEMBER 30                                   AMOUNT
         -------------------                               --------
                1996                                       $ 66,000
                1997                                        321,000
                1998                                         18,000
                1999                                         12,000
                                                           --------
                                                           $417,000
                                                           ========

                           Watson General Corporation

5. INCOME TAXES

The provision for income taxes consists of the following:

                                                       YEAR ENDED SEPTEMBER 30
                                                      1995                 1994
                                                   ----------------------------
Current:
   Federal                                         $       -         $       -
   State                                              (5,000)           (5,000)
                                                   ---------------------------
Total                                              $  (5,000)        $  (5,000)
                                                   ===========================

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense is as follows:

                                                      1995              1994
                                                   ---------------------------
Benefit from continuing operations computed at
   statutory rate                                  $ 376,000         $ 627,000
Losses without tax benefit                          (376,000)         (627,000)
California franchise tax                              (5,000)           (5,000)
                                                   ---------------------------
                                                   $  (5,000)        $  (5,000)
                                                   ===========================

At September 30, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,900,000 which begin to expire in fiscal year 2007. In addition, the Company has net operating loss carryforwards for California income tax purposes of approximately $2,900,000 which begin to expire in fiscal year 1998.

Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

                           Watson General Corporation

5. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995 and 1994 are as follows:

                                                     1995              1994
                                                 ------------------------------
Deferred tax assets:
   Operating loss carryforwards                  $ 1,949,000        $ 1,540,000
   Accrued expenses                                   16,000             16,000
                                                 ------------------------------
Total deferred tax assets                          1,965,000          1,556,000

Valuation allowance                               (1,944,000)        (1,546,000)
                                                -------------------------------
                                                      21,000             10,000

Deferred tax liabilities:
   Tax over book depreciation                        (21,000)           (10,000)
                                                -------------------------------
Net deferred tax assets                         $          -        $         -
                                                ===============================

A valuation reserve of $1,944,000 has been set up due to the realizability of the deferred tax assets and liabilities. The change in the valuation allowance for 1995 is approximately $398,000 and $700,000, respectively.

6. STOCKHOLDERS' EQUITY

STOCK ISSUANCE

During 1995, the Company completed the sale of 1,000,000 share of common stock to foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended. Proceeds from this issuance were $1,375,000, net of issuance costs of $296,000. The stock issuance agreement contained valuation clauses forcing the delivery of additional shares of common stock, at no cost to the investor, if the per unit common stock market price at a specified valuation date fell below predetermined prices. Based on these provisions, the Company delivered an additional 180,721 shares of common stock at no cost to the investor.

                           Watson General Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

On September 1, 1992, the Company granted to a key employee nonstatutory options to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. These options were exercisable immediately and expire on September 30, 1998.

During 1993, the Company entered into an agreement with an employee to issue options for the purchase of 10,000 shares at $1.50 per share for each $500,000 in billed revenue of Envir-Alert between June 1, 1993 and June 1, 1995. At September 30, 1995, no options were granted pursuant to this agreement.

During 1993, the Company granted options for the purchase of 1,000 shares of common stock at $1.50 per share to a vendor of Toxguard Fluid Technologies. Additional options may be granted to the vendor based on cash received from referred customers through September 30, 1996, divided by the difference between the current market price and the option price, deemed to be 75% of the current market price. No options were earned under the agreement as of September 30, 1995. Options granted to the vendor are exercisable and expire three years from the date of grant.

During 1993, the Company granted nonqualified options for the purchase of 1,083,250 shares to employees and directors at exercise prices equal to the market price of common shares on the date of grant. As of September 30, 1995, options for the purchase of 4,732 have been exercised and options for 778,518 shares are exercisable. The remaining options granted for 300,000 shares vest on May 27, 1996. Options granted expire at various dates through 2000.

During 1994, the Company granted nonqualified options for the purchase of 3,000 shares to employees at exercise prices equal to the market price of common shares on the date of grant. As of September 30, 1995, options for 3,000 shares are immediately exercisable and expire at various dates through 1999.

During 1995, the Company granted nonqualifed options for the purchase of 52,000 shares to employees and directors at exercise prices equal to the market price of common shares on the date of grant. As of September 30, 1995, options for 52,000 shares are immediately excercisable and expire at various dates through 2000.

                           Watson General Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On March 30, 1995, the Company granted nonqualified options for the purchase of 10,000 shares to a vendor at an exercise price equal to the market price of common shares on the date of grant. These options for 10,000 shares are immediately exercisable and expire on March 30, 2000. At September 30, 1995 none of these options had been exercised.

The following table summarizes stock option activity for the two years ended September 30, 1995.

                                                      NUMBER OF        PRICE
                                                       SHARES        PER SHARE
                                                      --------------------------
Outstanding and exercisable on September 30, 1993     1,953,518   $1.00 to $2.63
   Granted                                                3,000   $2.63 to $5.00
   Exercised                                            475,000        $1.00
   Expired or forfeited                                       -          -
                                                      --------------------------
Outstanding and exercisable on September 30, 1994     1,481,518   $1.00 to $5.00
   Granted                                               62,000   $1.88 to $2.63
   Exercised                                                  -          -
   Expired or forfeited                                       -          -
                                                      --------------------------
Outstanding and exercisable on September 30, 1995     1,543,518   $1.00 to $5.00
                                                      ==========================

WARRANTS

During 1993, the Company completed a private placement offering of 177,380 units at $6.00 per unit. Each unit consisted of four shares of common stock and a warrant to purchase one share of common stock. As of September 30, 1995, 29,500 shares had been issued on warrants exercised. The warrants, of which 147,880 remain outstanding, have an exercise price of $3.50 per share and expire on December 31, 1995.

In connection with the private placement, the Company issued a warrant to the selling agent for the purchase of 50,000 units, identical to those sold in the private placement, at $6.00 per unit, exercisable through March 16, 1998. All warrants issued to the selling agent remain outstanding at September 30, 1995.

                           Watson General Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

As of September 30, 1993, 538,965 Series B warrants issued pursuant to the Toxguard acquisition agreement remained outstanding and unexercised. In November 1993, the Company's Board of Directors authorized a reduction in the exercise price for Series B warrants to $2.75 per share. The offer was effective from November 9 to November 30, 1993. A total of 412,888 warrants were exercised during the special offer. As of their original expiration date, September 30, 1994, 126,077 Series B warrants remained outstanding and unexercised. The expiration date was extended to December 31, 1994 whereupon the warrants expired unexercised.

7. COMMITMENTS AND CONTINGENCIES

DEFERRED EMPLOYEE BENEFIT AGREEMENT

In July 1991, the Company entered into a deferred compensation agreement with the President and Chairman. The benefits as defined under the agreement require the Company to pay $2,700 per month with such payments continuing throughout the President's lifetime with a minimum ten year guaranteed payment. Upon his death, benefits may continue to his beneficiaries as defined under the agreement. Monthly payments will be adjusted on an annual basis based on the Department of Labor Consumer Price Index. As of the effective date of the agreement, the benefits are fully vested.

LEASES

The Company leases its facilities under noncancelable operating leases through July 1997. Future minimum payments under these leases are as follows:

                                              September 30
                                              ------------
                 1996                            53,000
                 1997                            44,000
                                                 ------
                                                 97,000
                                                 ======

Rent expense totaled $75,000 and $80,000 for the years ended September 30, 1995 and 1994, respectively.

                           Watson General Corporation

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

During fiscal 1994, the Company and its former president settled their respective causes of action surrounding a charge of wrongful termination and a cross-action alleging misappropriation of trade secrets and unfair competition. Pursuant to the settlement, the Company remitted $110,000, commenced payments of $3,000 per month through March 1995, under the terms of a professional services agreement and delivered 3,000 shares of common stock. In return, the former president agreed to cancel promissory notes from the Company of approximately $83,000 (and related accrued interest of $40,000), has returned approximately 73,000 owned common shares of a subsidiary of the Company, agreed to a noncompete arrangement, and agreed to exclusively license certain technologies to the Company.

The Company and its subsidiaries are involved in various claims and lawsuits arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.

8. SUBSEQUENT EVENTS

PRIVATE PLACEMENT OF COMMON STOCK

During November 1995, the Company completed two private placement offerings in which a total of 628,572 shares of common stock were issued to investors in exchange for $1,100,000. The shares issued have not been registered under the Securities Act of 1993, as amended (the Act), as they are exempt under Regulation D promulgated by the Securities and Exchange Commission under the Act.

LETTER OF INTENT TO ACQUIRE ENVIROQUEST

The Company has signed a letter of intent to purchase all of the outstanding common stock of EnviroQuest Technologies, Ltd. (EnviroQuest), a national provider of statistical inventory reconciliation services. The Company has paid to the Shareholders of EnviroQuest a deposit in the amount of $35,000. If, at the expiration of the letter on February 2, 1996, the transaction has not closed, the deposit will be forfeited. Closing of the acquisition is contingent upon the satisfactory completion of due diligence efforts by the Company and the acceptance of a definitive agreement by the Shareholders and Directors of both the Company and EnviroQuest.

                                EXHIBIT INDEX


                                                                                        Sequentially
                                                                                          Numbered
Exhibit No.     Description                                                                 Page
-----------     -----------                                                             ------------
   3.1          Certificate of Amendment of Articles of Incorporation
                dated February 14, 1991 is incorporated herein by reference to
                Form 10-K for fiscal year 1991 . . . . . . . . . . . . . . . . . . .

   3.2          The Articles of Incorporation and bylaws are incorporated
                herein by reference to Form 10-Q for the quarter ended
                March 31, 1989  . . . . . . . . . . . . . . . . . . . . . .. . . . .

Material contracts:

  10.1          The non-statutory stock option agreement between the
                Company and Ronald G. Crane is an informal plan adopted by the
                Board of Directors in July 1992.  A description of this plan is incorporated herein by reference to the information contained in Item 11 of this report  . . . . . . . . . . . . . . . . . . . . .

  10.2          Watson General Corporation Retirement Plan is incorporated herein by reference to the Company's Form 10-K for fiscal year
                1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.3          Modified stock option agreement dated January 4, 1994
                between the Company, on the one hand, and Ronald G. Crane,
                Joseph L. Christoffel, and William R. Kughn on the other hand is incorporated herein by reference to the Company's
                Form 10-KSB/A2 for fiscal year 1993 . . . . . . . . . . . . .. . . .

  10.4          Stock option agreement dated June 28, 1993 between the
                Company and James M. Smathers is incorporated herein by
                reference to the Company's Form 10-KSB/A2 for fiscal year 1993 . . .

  10.5          Stock option agreement dated February 16, 1995 between the
                Company and Dennis Mulligan  . . . . . . . . . . . . . . . . . . . .

  21            Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . .

  27            Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . .
