Form 10QSB
period 1995-12-31
WATSON GENERAL CORP
filed 1996-02-08
CIK 817820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1995
                                               -----------------

                         Commission file number 0-16011
                                                -------

                           WATSON GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


                                   California
                                   ----------
                        (State or other jurisdiction of
                         incorporation or organization)

                                   95-2873757
                                   ----------
                      (I.R.S. Employer Identification No.)

                                  32-B Mauchly
                                  ------------
                               Irvine, California
                               ------------------
                    (Address of principal executive offices)

                                     92718
                                     -----
                                   (Zip Code)

                                 (714) 727-4020
                                 --------------
                        (Registrant's telephone number,
                              including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and,
(2) has been subject to such filing requirements for the past 90 days.  X  Yes
    No                                                                 ---
---

The number of shares of Common Stock outstanding on December 31, 1995 was 9,846,591 Shares.

                        PART I -- FINANCIAL INFORMATION

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending December 31, 1995 have been included.

ITEM 1.  FINANCIAL STATEMENTS

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                   December        September
                                                                   31, 1995         30, 1995
                                                                  (unaudited)     (unaudited)
                                                                  -----------     -----------
ASSETS
      CURRENT ASSETS
           Cash and equivalents                                   $ 1,510,000     $   466,000
           Accounts receivable                                        524,000         723,000
           Prepaid expenses and other current assets                  177,000         129,000
                                                                  -----------     -----------
                                                                    2,211,000       1,318,000

      PROPERTY AND EQUIPMENT                                          601,000         612,000
      DEPOSITS AND OTHER ASSETS                                        49,000           5,000
      INTANGIBLES AND GOODWILL                                        379,000         386,000
                                                                  -----------     -----------

                                                                    3,240,000       2,321,000
                                                                  ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Accounts payable, accrued expenses                         583,000         521,000
               and other liabilities
           Current portion of long-term debt                           22,000          66,000
                                                                  -----------     -----------
                                                                      605,000         587,000

      LONG-TERM DEBT & OTHER LIABILITIES                              347,000         359,000
      DEFERRED EMPLOYEE BENEFITS                                      435,000         435,000
      SHAREHOLDERS' EQUITY
           Common stock                                             8,009,000       6,737,000
           Additional paid-in capital                                 153,000         153,000
           (Accumulated deficit)                                   (6,309,000)     (5,950,000)
                                                                  -----------     -----------
                                                                    1,853,000         940,000

                                                                    3,240,000       2,321,000
                                                                  ===========     ===========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                 Three Months Ended December 31, 1995 and 1994


                                                                       1995           1994
                                                                    (unaudited)    (unaudited)
                                                                    -----------    -----------
Sales                                                                $ 548,000      $ 391,000

Cost of sales                                                         (426,000)      (274,000)
                                                                     ----------     ----------

   Gross profit (loss)                                                 122,000        117,000

Corporate, general and
   administrative expenses                                            (464,000)      (642,000)

Interest and dividend income,
   net of interest expense                                             (13,000)       (10,000)
                                                                     ---------      ---------
   Loss from operations
      before benefit for income taxes                                 (355,000)      (535,000)

Benefit for income taxes                                                (5,000)        (5,000)
                                                                     ---------      ---------

Net (loss)                                                            (360,000)      (540,000)
                                                                     =========      =========

Net (loss), per share                                                     (.04)          (.07)
                                                                     =========      =========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Three Months Ended December 31, 1995 and 1994

                                                                      1995           1994
                                                                   (unaudited)    (unaudited)
                                                                   -----------    -----------
Cash flows (used in) operating
   activities:
   Net (loss)                                                       $ (360,000)    $ (540,000)
   Adjustments to reconcile net (loss)
      to net cash used for operating
      activities:
     Depreciation and amortization                                      35,000         29,000
     (Increase) decrease in:
          Accounts receivable                                           99,000        (12,000)
          Other current assets                                          52,000         11,000

     Increase (decrease) in:
          Accounts payable and
              accrued expenses                                          12,000        223,000
                                                                    ----------     ----------
                                                                      (162,000)      (289,000)
                                                                    ----------     ----------

Cash flows (used in) investing activities:
   Increase in deposits                                                (43,000)       (28,000)
   Purchase of property and equipment                                  (19,000)         -
                                                                    ----------     ----------
                                                                       (62,000)       (28,000)
                                                                    ----------     ----------

Cash flows (used in) provided by
   financing activities:
   Proceeds from issuance of common stock                            1,273,000          3,000
   Borrowings, net of repayments                                        (5,000)         -
                                                                    ----------     ----------
                                                                     1,268,000          3,000
                                                                    ----------     ----------

      Increase (Decrease) in cash                                    1,044,000       (314,000)

Cash, beginning                                                        466,000        448,000
                                                                    ----------     ----------

Cash, ending                                                         1,510,000        134,000
                                                                    ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

In the first quarter of fiscal 1995 the Company reported a net loss of $360,000 or $0.04 per share as compared to a net loss of $540,000 or $0.07 per share in the prior year and a net loss of $185,000 for the prior quarter. The major cause of the increased loss over the prior quarter was reduced sales in the Company's Toxguard Systems Inc. subsidiary.

During the quarter the Company continued to focus its efforts on monitoring software sales and niche environmental service markets. While a loss was incurred for the quarter, progress was made in solidifying the foundation for the Company's long term. During the quarter the Company signed a letter of intent to purchase all of the outstanding common stock of EnviroQuest Technologies, Ltd., a national provider of statistical inventory reconciliation services, headquartered in Kansas City, Missouri.

The acquisition for a combination of stock and cash was closed at the end of January 1996. The combined sales of the two companies would have been over five million dollars for the twelve months ended September 30, 1995. Together the two company's software will monitor over 20,000 underground storage tanks.

The Company views the products of the Company's EnvirAlert, Inc. subsidiary and the newly acquired EnviroQuest Technologies, Ltd. as synergistic. Joint marketing endeavors between the two subsidiaries have already begun. This combining will result in a broader offering of compliance alternatives and inventory management to both companies customers.

Financial Condition and Liquidity:

During the quarter the Company completed three private placements, selling 768,572 shares of its common stock for $1,245,000 in net proceeds. After the end of the quarter the Company also completed one additional private placement selling 100,000 shares of its common stock for $175,000 in net proceeds. In addition to these placements the Company intends to sell up to another 300,000 shares in the quarter ending March 31, 1996. The capital infusions resulting from these transactions and the current cash and equivalents are adequate to finance operations and expansion plans during fiscal 1996.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not Applicable

ITEM 2.    CHANGES IN SECURITIES

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27   Financial Data Schedule



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WATSON GENERAL CORPORATION
                                         (Registrant)


Date: February 7, 1996        By:     /s/ Ronald G. Crane
                                  -----------------------------
                                  Ronald G. Crane
                                  President and CEO


Date: February 7, 1996        By:   /s/ Joseph L. Christoffel
                                  -----------------------------
                                  Joseph L. Christoffel
                                  Chief Financial Officer