Form 10QSB
period 1996-03-31
WATSON GENERAL CORP
filed 1996-05-15
CIK 817820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996
                                                --------------

                         Commission file number 0-16011
                                                -------


                           WATSON GENERAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                   California
- -------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)


                                   95-2873757
- -------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                                  32-B Mauchly
                               Irvine, California
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                     92718
- -------------------------------------------------------------------------------
                                   (Zip Code)


                                 (714) 727-4020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and,
(2) has been subject to such filing requirements for the past 90 days.
                                               X   Yes        No
                                             -----      -----

The number of shares of Common Stock outstanding on March 31, 1996 was 10,626,051 Shares.

                        PART I -- FINANCIAL INFORMATION

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending March 31, 1996 have been included.

ITEM 1.  FINANCIAL STATEMENTS


                 WATSON GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheet

                                                                       March 31,           September 30,
                                                                         1996                  1995
                                                                      -----------          ------------
                                                                      (unaudited)            (unaudited)
ASSETS
      CURRENT ASSETS
         Cash and equivalents                                         $1,104,000           $   466,000
         Accounts receivable                                             561,000               723,000
         Prepaid expenses and other current assets                       205,000               129,000
         Refundable income taxes                                          36,000                     -
         Deferred income taxes                                            17,000
                                                                      ----------           -----------
                                                                       1,923,000             1,318,000

      PROPERTY AND EQUIPMENT                                             849,000               612,000
      DEPOSITS AND OTHER ASSETS                                           18,000                 5,000
      INTANGIBLES AND GOODWILL                                         2,870,000               386,000
                                                                      ----------           -----------

                                                                       5,660,000             2,321,000
                                                                      ==========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
         Accounts payable, accrued expenses                              844,000               521,000
           and other liabilities
         Deferred revenue on service sales                               141,000                     -
         Current portion of long-term debt                               159,000                66,000
                                                                      ----------           -----------
                                                                       1,144,000               587,000


      LONG-TERM DEBT & OTHER LIABILITIES                                 955,000               359,000
      DEFERRED INCOME TAXES                                               17,000                     -
      DEFERRED EMPLOYEE BENEFITS                                         435,000               435,000
      SHAREHOLDERS' EQUITY
           Common stock                                                9,394,000             6,737,000
           Additional paid-in capital                                    520,000               153,000
           (Accumulated deficit)                                      (6,805,000)           (5,950,000)
                                                                     -----------           -----------
                                                                       3,109,000               940,000

                                                                       5,660,000             2,321,000
                                                                     ===========           ===========

                  WATSON GENERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1996 and 1995


                                                                                 1996                  1995
                                                                              -----------           -----------
                                                                              (unaudited)            (unaudited)
Sales                                                                         $  864,000             $ 707,000

Cost of sales                                                                   (473,000)             (393,000)
                                                                              ----------             ---------

     Gross profit (loss)                                                         391,000               314,000


Corporate, general and administrative expenses                                  (790,000)             (547,000)
Research and development                                                         (77,000)                    -

Interest and dividend income, net of interest expense                            (20,000)              (19,000)
                                                                              ----------             ---------


     Loss from operations before benefit for income taxes                       (496,000)             (252,000)

Benefit for income taxes                                                               -                (6,000)
                                                                              ----------             ---------


Net (loss)                                                                      (496,000)             (258,000)
                                                                              ==========             =========

Net (loss), per share                                                               (.05)                 (.03)
                                                                              ==========             =========

                 WATSON GENERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                    Six Months Ended March 31, 1996 and 1995


                                                                                1996                     1995
                                                                             -----------              -----------
                                                                             (unaudited)              (unaudited)
Sales                                                                        $ 1,411,000              $ 1,098,000

Cost of sales                                                                   (898,000)                (668,000)
                                                                             -----------              -----------

     Gross profit (loss)                                                         513,000                  430,000

Corporate, general and administrative expenses                                (1,254,000)              (1,188,000)

Research and development                                                         (77,000)                       -

Interest and dividend income, net of interest expense                            (33,000)                 (29,000)
                                                                             -----------              -----------

     Loss from operations before benefit for income taxes                       (851,000)                (787,000)

Benefit for income taxes                                                          (5,000)                 (10,000)
                                                                             -----------              -----------

Net (loss)                                                                   $  (856,000)             $  (797,000)
                                                                             ===========              ===========

Net (loss), per share                                                        $      (.08)             $      (.09)
                                                                             ===========              ===========

                 WATSON GENERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 1996 and 1995

                                                                                 1995                 1994
                                                                              -----------         -----------
                                                                              (unaudited)         (unaudited)
Cash flows (used in) operating activities:

   Net (loss)                                                                  $ (856,000)         $ (797,000)
   Adjustments to reconcile net (loss) to net cash
      used for operating activities:

     Depreciation and amortization                                                120,000              64,000

     (Increase) decrease in:

          Accounts receivable                                                      64,000            (213,000)
          Other current assets                                                     37,000              10,000

     Increase (decrease) in:

        Accounts payable and accrued expenses                                       5,000             153,000
        Current portion of long term debt                                           6,000                   -
        Deferred revenue on service sales                                          (4,000)                  -
                                                                               ----------          ----------
                                                                                 (628,000)           (783,000)
                                                                               ----------          ----------

Cash flows (used in) investing activities:

   Increase in deposits                                                           (10,000)                  -
   Net purchase of subsidiary                                                    (572,000)                  -
   Purchase of property and equipment                                             (28,000)           (295,000)
                                                                               ----------          ----------
                                                                                 (610,000)           (295,000)
                                                                               ----------          ----------
Cash flows (used in) provided by financing activities:

   Proceeds from issuance of common stock                                       1,811,000           1,470,000
   Borrowings, net of repayments                                                   65,000             290,000
                                                                               ----------          ----------
                                                                                1,876,000           1,760,000
                                                                               ----------          ----------

      Increase (Decrease) in cash                                                 638,000             682,000

Cash, beginning                                                                   466,000             448,000
                                                                               -----------         ----------

Cash, ending                                                                   $1,104,000          $1,130,000
                                                                               ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

In the second quarter of fiscal 1996 the Company reported a net loss of $496,000 or $0.05 per share as compared to a net loss of $258,000 or $0.03 per share in the prior year. Results were negatively affected by the varied costs associated with the acquisition of EnviroQuest Technologies, Ltd, ("ETL") and the integration of another Company subsidiary EnvirAlert, Inc. into ETL. Additionally, revenues from the company's Toxguard subsidiary, which provides environmental clean-up services for underground storage tanks, were down during the recent quarter.

The acquisition of ETL, a national provider of statistical inventory reconciliation (SIR) services, was closed in the second fiscal quarter at the end of January 1996. The combining of EnvirAlert and ETL will result in a broader offering of compliance alternatives and inventory management to major oil companies, independent marketers, and convenience store operators nationwide.

Full integration of the two monitoring software operations under Roger Sherwood as president is expected to be completed in the third quarter of fiscal 1996. Mr. Sherwood joined the company in late calendar 1995 from a 30-year business career in management at Amoco.

Recently, the Company announced two early results of its new combined marketing program.

Alexander & Alexander, a major liability insurance broker, agreed to offer substantial reductions in insurance premiums to owners of USTs that use the Company's monitoring software services. The savings may range from 50% to over 80% for $1-million coverage per tank. Joint marketing efforts have begun and both parties anticipating substantial growth in their respective businesses as a result of this association.

The Company also announced a distribution agreement for its software and services in Australia with a leading provider of services to owners of gasoline storage tanks in that country, opening the door to expanded international distribution.

Financial Condition and Liquidity:

During the quarter the Company completed two private placements, selling 285,875 shares of its common stock for $635,000 in net proceeds. The capital infusions resulting from these transactions and the current cash and equivalents are adequate to finance operations and expansion plans during fiscal 1996.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.       Financial Data Schedule.

         8-K/A2    Acquisition of EnviroQuest Technologies, Ltd. Filed 4/30/96



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WATSON GENERAL CORPORATION
                                                  (Registrant)




Date:   May 14, 1996                       By:    /s/ RONALD G. CRANE
                                                -----------------------------
                                                      Ronald G. Crane
                                                      President and CEO



Date:   May 14, 1996                       By:    /s/ JOSEPH L. CHRISTOFFEL
                                                -----------------------------
                                                      Joseph L. Christoffel
                                                      Chief Financial Officer