Form 10QSB
period 1996-06-30
WATSON GENERAL CORP
filed 1996-08-12
CIK 817820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996
                                                 -------------

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

                                  32-B Mauchly
                               Irvine, California
                               ------------------
                    (Address of principal executive offices)

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
 X  Yes     No
- ---     ---

The number of shares of Common Stock outstanding on June 30, 1996 was 10,626,051 Shares.

                        PART I -- FINANCIAL INFORMATION

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending June 30, 1996 have been included.

ITEM 1.  FINANCIAL STATEMENTS

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                              June           September
                                                            30, 1996         30, 1995
                                                           (unaudited)      (unaudited)
                                                           -----------      -----------
ASSETS
      CURRENT ASSETS
         Cash and equivalents                              $   635,000      $   466,000
         Accounts receivable                                   758,000          723,000
         Prepaid expenses and other current assets             155,000          129,000
         Refundable income taxes                                16,000             -
         Deferred income taxes                                  17,000             -
                                                           -----------      -----------
                                                             1,581,000        1,318,000

      PROPERTY AND EQUIPMENT                                   821,000          612,000
      DEPOSITS AND OTHER ASSETS                                 32,000            5,000
      INTANGIBLES AND GOODWILL                               2,808,000          386,000
                                                           -----------      -----------
                                                             5,242,000        2,321,000
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Accounts payable, accrued expenses
             and other liabilities                             920,000          521,000
           Deferred revenue on service sales                   137,000             -
           Current portion of long-term debt                   158,000           66,000
                                                           ===========      ===========
                                                             1,215,000          587,000


      LONG-TERM DEBT & OTHER LIABILITIES                       919,000          359,000
      DEFERRED INCOME TAXES                                     17,000             -
      DEFERRED EMPLOYEE BENEFITS SHAREHOLDERS' EQUITY          435,000          435,000

           Common stock                                      9,394,000        6,737,000
           Additional paid-in capital                          520,000          153,000
           (Accumulated deficit)                            (7,258,000)      (5,950,000)
                                                           -----------      -----------
                                                             2,656,000          940,000
                                                             5,242,000        2,321,000
                                                           ===========      ===========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                   Three Months Ended June 30, 1996 and 1995


                                                                    1996           1995
                                                                 (unaudited)    (unaudited)
                                                                 -----------    -----------
Sales                                                            $1,129,000     $1,037,000

Cost of sales                                                      (569,000)      (623,000)
                                                                 ----------     ----------

     Gross profit (loss)                                            560,000        414,000


Corporate, general and administrative expenses                     (849,000)      (525,000)
Research and development                                           (130,000)          -

Interest and dividend income, net of interest expense               (33,000)       (12,000)
                                                                 ----------     ----------


     Loss from operations before benefit for income taxes          (452,000)      (123,000)

Benefit for income taxes                                               -              -
                                                                 ----------     ----------

Net (loss)                                                         (452,000)      (123,000)
                                                                 ==========     ==========

Net (loss), per share                                                  (.04)          (.01)
                                                                 ==========     ==========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                    Nine Months Ended June 30, 1996 and 1995


                                                                     1996            1995
                                                                  (unaudited)     (unaudited)
                                                                  -----------     -----------
Sales                                                             $ 2,541,000     $ 2,136,000

Cost of sales                                                      (1,467,000)     (1,291,000)
                                                                  -----------     -----------

     Gross profit (loss)                                            1,074,000         845,000

Corporate, general and administrative expenses                     (2,104,000)     (1,715,000)
Research and development                                             (207,000)           -

Interest and dividend income, net of interest expense                 (66,000)        (41,000)
                                                                  -----------     ------------


     Loss from operations before benefit for income taxes          (1,303,000)        (911,000)

Benefit for income taxes                                               (5,000)         (10,000)
                                                                  -----------     ------------


Net (loss)                                                         (1,308,000)        (921,000)
                                                                  ===========     ============

Net (loss), per share                                                    (.12)            (.10)
                                                                  ===========     ============

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                    Nine Months Ended June 30, 1996 and 1995

                                                            1996             1995
                                                        (unaudited)       (unaudited)
                                                        -----------       -----------
Cash flows (used in) operating activities:
   Net (loss)                                           $(1,308,000)      $  (921,000)
   Adjustments to reconcile net (loss)
      to net cash used for operating activities:
     Depreciation and amortization
      (Increase) decrease in:                               229,000            98,000
          Accounts receivable                                67,000          (309,000)
          Other current assets                                7,000           (38,000)

     Increase (decrease) in:
        Accounts payable and accrued expenses               132,000           170,000
        Current portion of long term debt                   (37,000              -
        Deferred revenue on service sales                    (7,000)             -
                                                        -----------       -----------
                                                           (917,000)       (1,000,000)
                                                        -----------       -----------

Cash flows (used in) investing activities:
   Increase in deposits                                     (24,000)             -
   Net purchase of subsidiary                              (572,000)             -
   Purchase of property and equipment                       (48,000)         (322,000)
                                                        -----------       -----------
                                                           (644,000)         (322,000)
                                                        -----------       -----------

Cash flows (used in) provided by
   financing activities:
   Proceeds from issuance of common stock                 1,811,000         1,383,000
   Borrowings, net of repayments                            (81,000)          283,000
                                                        -----------       -----------
                                                          1,730,000         1,666,000
                                                        -----------       -----------

      Increase (Decrease) in cash                           169,000           344,000

Cash, beginning                                             466,000           448,000
                                                        -----------       -----------
Cash, ending                                                635,000           792,000
                                                        ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

In the second quarter of fiscal 1996 the Company reported a net loss of $452,000 or $0.04 per share as compared to a net loss of $123,000 or $0.01 per share in the prior year. Results were negatively affected by the varied costs associated with the acquisition of Watson Systems, Inc., ("WSI") (formerly known as EnviroQuest Technologies, Ltd.) and the integration of another Company subsidiary, EnvirAlert, into WSI. The Company also incurred additional costs associated with the ramping up of a national sales force for the Company. Additionally, revenues from the company's Toxguard subsidiary, which provides environmental clean-up services for underground storage tanks, were down significantly over the same quarter of the prior year.

The acquisition of WSI, a national provider of statistical inventory reconciliation (SIR) services, was closed in the second fiscal quarter at the end of January 1996. The combining of EnvirAlert and WSI will result in a broader offering of compliance alternatives and inventory management to major oil companies, independent marketers, and convenience store operators nationwide.

Full integration of the two monitoring software operations under Roger Sherwood as president has been completed and the Company is beginning an aggressive national sales and Marketing campaign. Mr. Sherwood joined the company in late calendar 1995 from a 30-year business career in management at Amoco.

Financial Condition and Liquidity:

The Company believe that its current cash and equivalents are adequate to finance operations and expansion plans during fiscal 1996.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27   Financial Data Schedule

8-K Settlement and Release re Acquisition of EnviroQuest Technologies, Ltd. Filed 8/9/96


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WATSON GENERAL CORPORATION
                                                (Registrant)




Date:  August 10, 1996                    By:    /s/ Ronald G. Crane
                                                 -----------------------------
                                                 Ronald G. Crane
                                                 President and CEO



Date:  August 10, 1996                    By:    /s/ Joseph L. Christoffel
                                                 -----------------------------
                                                 Joseph L. Christoffel
                                                 Chief Financial Officer