Form 10KSB
period 1996-09-30
WATSON GENERAL CORP
filed 1996-12-30
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from      to

                         Commission File Number 0-16011

                           WATSON GENERAL CORPORATION
                 (Name of small business issuer in its charter)

         CALIFORNIA                                          95-2873757
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization                                Identification No.)

         32-B MAUCHLY                                          92718
      IRVINE, CALIFORNIA                                     (Zip Code)
     (Address of principal
       executive offices)

Issuer's telephone number:  (714) 727-4020

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

State issuer's revenues for its most recent fiscal year:  $  4,089,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on December 17, 1996 was $8,959,930 For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of December 17, 1996, was 10,487,401.

                                 PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Watson General Corporation (the "Registrant" or the "Company"), a California Corporation founded in 1947 and based in Irvine, California, is an emerging growth company in the environmental services industry. The Company is currently engaged in three different businesses through its wholly-owned operating subsidiaries:

         Watson Systems, Inc. - an industry leader in the leak detection/remote monitoring of underground storage tanks ("UST's").

         Toxguard Fluid Technologies, Inc. - the largest provider in the U.S. of on-site antifreeze recycling. It operates throughout Southern California.

         Toxguard Systems, Inc. - engaged in consulting and site remediation for environmentally impacted locations and installation of underground storage tanks.

                            Representative Customers

                   Amoco                                     ARCO
                 Circle K                             Econo Lube N' Tune
                  Texaco                                   Goodyear
                    GTE                                     Hertz
              IT Corporation                           City of San Diego
             Kaiser Permanente                      Laidlaw Transportation
            City of Long Beach                        Port of Long Beach
           County of Los Angeles                   Los Angeles Freightliner
         Mayflower Transportation                             MCI
             Los Angeles Times                           Pacific Bell
                    UPS                                Port of San Diego
                   Sears                            Southern California Gas
         Sheetz Convenience Stores                      TNT Truck Lines
          Union Pacific Railroad               Univ. of Southern California(USC)

THE MARKETS AND PRODUCTS

Watson Systems, Inc.

       In 1992, the Company entered the business of remote monitoring/management of UST's through its acquisition EnvirAlert, which developed innovative proprietary software for the remote monitoring of UST's including TankControl(TM), a PC/Central station remote monitoring software that can monitor multiple sites and is compatible with most brands of Automated Tank Gauge ("ATG") hardware currently on the market. Although its remote monitoring/management software has been validated and is currently being utilized (including tanks for the U.S. Navy, GTE, Amoco and Texaco), the Company believes that its substantial market potential is just now being recognized as the industry pushes to meet the December 1998 requirements.

       In early 1996, the Company completed the acquisition of EnviroQuest Technologies, Ltd., an industry leader in Statistical Inventory Reconciliation ("SIR") software. EnviroQuest was consolidated operationally with EnvirAlert, and a new corporate name, Watson Systems, Inc. ("WSI"), officially was adopted.

       The Company believes that this combination of EnviroQuest and EnvirAlert resulted in superior and synergistic technology for total tank/site management. It provides the industry's most comprehensive "total solutions" approach for leak detection for both 1) those tank owners who currently are using Tank Tightness Testing, or are not in compliance, and
       2) those using ATG's for leak detection. Many ATG's currently in use do not include leak detection for the entire system which will also be required in December 1998. SIR may become an important tool for these ATG owners to achieve compliance. Moreover, because SIR is performed by an outside third party, it provides the tank owner with greater assurances of regulatory compliance than if performed in-house.

       WSI's services/products are directed to the owners of UST's by providing cost-effective regulatory compliance for leak detection monthly monitoring, and fuel management. WSI's customers are primarily petroleum-related, including oil, transportation and retail companies, but also include federal and municipal agencies, and other commercial and industrial tank owners.

       By December 1998, compliance requirements for over 1,000,000 remaining underground storage tanks (UST's) will accelerate to require monthly monitoring for most tanks and their surrounding delivery systems (i.e., pipes and dispensers).

       Leak detection emerged as a major issue in the U.S. during the second half of the 1980's. Public and regulatory concerns arose that leaking tanks (whether the tanks were in fact leaking, or whether they might leak in the future) posed a contamination threat to the U.S. underground water supply, which supplies a large part of the drinking water used in the U.S. Additionally, leaks from tanks containing petroleum products or derivatives created the risk of underground or aboveground fires and explosions, resulting from discharges or fumes. As any UST was vulnerable to leakage over time, without a proper leak detection system installed and working, the harmful effects of leaking UST's remained a constant threat.

       Regulation of UST's is not new, nor are long-standing commitments by regulators to address this issue likely to change. Beginning in 1988, the EPA mandated that virtually every tank (depending on local and State regulatory requirement) must have a leak detection system in place by December 1998. This mandate was implemented on a phased approach based upon the age of the tank.

       There are 3 primary methods of leak detection currently used:

           1)   Tank Tightness Testing,

           2)   Automatic Tank Gauges ("ATG's"); and

           3)   Statistical Inventory Reconciliation ("SIR").

       The first method, Tank Tightness Testing, will for the most part not meet the new EPA requirements for monthly monitoring, which become effective in December 1998, as Tank Tightness Testing is generally performed annually. Tank Tightness Testing normally requires that the station be closed, the tank be filled, isolated and shut down, and then tested for loss of product. These tests result in loss of sales and corresponding customer inconvenience.

       Automatic Tank Gauges, which have been used since the 1970's, are instruments (i.e., electronic gauges) that go into the tank. They 1) report the gallons in the tank; and 2) test for leaks (however, like the Tank Tightness Test, many existing ATG's currently in use only test the tank, and not the piping). ATG's were originally used for fuel management purposes (i.e., inventory control), and not for regulatory compliance for release detection requirements.

       Of the 3 methods, Statistical Inventory Reconciliation ("SIR") is the most cost-effective method that complies with the December 1998 leak detection/monthly monitoring requirements. Unlike Tank Tightness Testing and many existing ATG's, it checks the integrity of piping, dispensers and tanks since it looks for losses of inventory from the whole system, rather than just from one part of it. Its annual cost is normally less than that of a Tank Tightness Test, and, in addition to meeting the December 1998 regulatory requirements for monthly monitoring, it provides greater information useful for inventory management and control.

       In 1988, when the EPA leak detection requirements first went into effect, there were about 2 million UST's in the U.S. Since then, the number has declined dramatically, to about 1 million tanks, as a result of the phase-out of older tanks, and an improvement in tank construction methods. However, there exists a core UST population in the U.S., representing the existing 1 million UST's, which are used primarily for storage of petroleum products and derivatives, which must be located underground, and for which no alternative method of storage exists.

       Of these 1 million tanks, it is estimated that up to one-half, or 500,000 tanks, are either 1) using Tank Tightness Testing, and will have to convert to another method by December 1998, or 2) not utilizing any leak detection system. Because of SIR's inherent advantage in providing the most practical and cost-effective means for regulatory compliance (as well as inventory management), the industry has recognized that SIR may become the choice for the preponderance of these tank owners because SIR most closely approximates, or is less than, their current costs of Tank Tightness Testing.

       As one of the industry leaders in SIR services and software, WSI believes it is well-positioned to capture a significant portion of this market. WSI has one of the industry's largest installed bases of customers (including top-tier national oil and gas companies and leading independent petroleum marketers); a national sales force and marketing/distribution network; and cutting-edge, competitively superior software products and services. WSI believes it will have significant market advantages which will enable it to gain market share. These include:

         - The ability to bundle its various products and services into cost-effective packages to meet the specifics of individual customer requirements and provide cost-effective regulatory compliance, inventory management, and remote monitoring capabilities.

         - An existing alliance with Alexander & Alexander, a leading insurance broker and risk manager, which may significantly lower pollution liability insurance costs for UST owners that utilize WSI's SIRAS(R) SIR or TankAlert(TM) Services.

         - The PLS-850 Electronic Stick ("PLS-850"), a new product (which was introduced at the Petroleum Equipment Industry national trade show conference in October 1996), and which will be available for market delivery beginning in early 1997. The PLS-850 is an automated system for collecting stick/inventory levels with a proprietary electronic volume measurement device. It is the industry's first inexpensive alternative to a conventional ATG, having the capability to receive, either manually or electronically, the key information for SIR processing.

       At September 30, 1996, the Company's subsidiary Watson Systems, Inc. had no material backlog, and employed twenty two people.

Toxguard Fluid Technologies

       Toxguard Fluid Technologies, Inc. ("TFT") is the nation's largest provider of on-site antifreeze recycling, a newly emerging growth business in the environmental services industry.

       Each year, over 300 million gallons of new antifreeze is manufactured in the U.S. When water is added for dilution for use in engines, over 600 million gallons of waste product (i.e., used antifreeze) is generated annually that must be disposed of. Although antifreeze prior to use is not classified under EPA regulations as hazardous waste material, it becomes a hazardous waste material after use because of the various contaminants present (including copper, lead and other metallic substances).

       Traditionally, used antifreeze has been disposed of by hauling waste to disposal sites. A certain percentage is just poured "down the drain," which is illegal. Waste antifreeze not only involves costs to dispose of, but waste disposal is undesirable from a public policy perspective. Moreover, the generator of used antifreeze has substantial "cradle-to-grave" liability for illegal or improper disposal. Such liability remains with the generator even if disposal is performed by a third party. Only recently, however, has technology and mobile equipment become available to enable on-site recycling.

       TFT utilizes a proprietary Reverse Osmosis technology that is far superior to any other mobile on-site system currently available or in use (the only other on-site recycling technology currently in use is filtration). This same type of Reverse Osmosis technology used by TFT is also used for water purification, desalinization and dairy applications, as well as kidney and blood dialysis. As a result, purity, clarity and consistency of TFT's recycled antifreeze is unsurpassed by any competitor.

       Thus, in addition to saving transportation costs and eliminating "cradle-to-grave" transportation risks, the recycled antifreeze produced by TFT has been demonstrated to offer superior performance to that of newly purchased antifreeze, actually exceeding ASTM (American Society of Testing and Materials) standards.

       TFT entered the mobile antifreeze/coolant recycling business in June 1993, commencing operations in Irvine, CA. Today, TFT has grown to become the largest on-site mobile recycler of used antifreeze in the U.S. It services over 1,400 customers through-out Southern California including gasoline stations, repair facilities and related automotive service outlets, trucking and fleet companies, and governmental facilities.

       TFT offers convenient, mobile, on-site recycling that minimizes both the cost of waste coolant disposal and the potential risk of "cradle-to-grave" liability for coolant users. TFT's technology produces a clean, clear mixture that removes chlorides, minerals, dissolved solids, metals and other chemicals found in waste and municipal water, that can react with additives and form on the cooling system parts.

       Thus, in TFT's recycled antifreeze, the antifreeze base is purified and the water is demineralized (the best possible combination for engine performance). The recycled product is a clean, clear mixture that is re-inhibited and re-colored. TFT's inhibitor formula is phosphate free (phosphate free is a requirement of many manufacturers - may void the warranty if phosphates are present) and is low in silicate (also may void manufacture's warranty if silicate is present). It meets or exceeds ASTM specifications for new antifreeze, meets recommended standards set by numerous automotive and heavy-duty service manuals, and does not require additional additives to meet truck fleet initial fill specifications.

       For smaller customers, e.g., radiator shops, repair facilities, etc. the primary motivating consideration is price. For these smaller customers, TFT provides a more cost-effective solution than the existing practice of hauling away the used antifreeze and buying replacement antifreeze. For larger customers such as fleet operations, government agencies, etc., the quality of product and reduction of disposal liability tends to be of greater concern than the cost considerations. This is because these larger customers are more attuned to issues of maintenance of fleet and other capital equipment. In addition to the quantifiable cost-savings, TFT's recycling also eliminates or greatly reduces the "cradle-to-grave" transportation risks and associated liability of over-the-road hauling and the co-mingling of wastes from other businesses. Obviously, should these risks eventuate, the costs and liabilities to the waste generator which can be sought are virtually unlimited.

       Using TFT's recycled antifreeze saves the customer or technician time by eliminating mixing. Finally, TFT's recycled antifreeze actually results in a superior product to new antifreeze, reducing engine wear and tear, and prolonging engine life.

       Virtually all types of repair and maintenance facilities have waste antifreeze on premises in some form and quantity, and are required under various federal, state and local regulations to dispose of this waste by a timely and environmentally safe method. In addition, nearly all trucking and fleet companies, and many governmental agencies, also generate used antifreeze requiring disposal.

       Toxguard Fluid Technologies employs eleven people.

Toxguard Systems

       Toxguard Systems ("TSI") provides custom environmental consulting services focused on "site closure" of environmentally distressed or impacted sites. The Company performs site assessments, remediates and monitors contaminated sites, and specializes in the design and installation of under and above ground storage tank systems.

       In addition, TSI also designs clean-up programs for contaminated soil and groundwater locations. TSI offers 24-hour remote monitoring to the underground storage tank owners and remote control and monitoring of site clean-up projects by utilizing the specialized computer software capabilities of its sister company, Watson Systems.

       TSI entered the environmental consulting and construction business in 1987 to provide a comprehensive range of services in tank management and remote monitoring. Since its inception,

       TSI has established a reputation for providing custom environmental consulting services designed to meet clients specific needs on a cost-effective basis. As a result, its clients range from independent businesses, to Fortune 500 industries, to governmental agencies.

       Toxguard Systems employs fourteen people.

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

BUSINESS UNIT CHANGES

In May 1995, the Company divested its interest in Biopraxis, Inc. a development stage enterprise formed during 1994 to develop and commercialize certain worldwide patents related to the removal and prevention of heavy metals and radioactive contaminants from affected sites, by selling all of its Biopraxis common stock in exchange for a promissory note in the amount of $80,000 for which the company is fully reserved.

On January 30, 1996, the Company acquired all of the outstanding capital stock of EnviroQuest Technologies, Ltd. ("ETL"), a Kansas City, Missouri based developer of Statistical Inventory Reconciliation (SIR) software to monitor underground storage tanks for leak detection. After acquisition the subsidiary was renamed Watson Systems, Inc. ("WSI"), and the Company's previous environmental software activities were combined into WSI.

The adjusted purchase price was $1,740,000, consisting of 184,000 shares of the Company's common stock valued at $483,000, options to acquire 220,000 shares of common stock valued at $367,000, $800,000 in cash $51,000 in promissory notes and $39,000 of direct acquisition costs. In accordance with settlement and release agreements entered into by the Company and the former shareholders of ETL following the acquisition, the number of common shares of the Company issued in exchange for ETL shares was reduced by 816,000 shares, promissory notes in the amount of $194,000 issued by the Company were returned and a former owner of ETL resigned as a Director of the Company and released the Company from its obligation to seek his election to the Board.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company and its subsidiaries currently operate out of leased office and warehouse space located at 32-B Mauchly, Irvine, California, and 4501 Madison Ave., Kansas City, Missouri.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ SmallCap market. The symbol for the Company's Common Stock is "WGEN". High and low bid prices for each quarterly period within the two most recent fiscal years were as follows based upon information supplied to the Company by NASDAQ:

Year Ended September 30, 1996        4th Qtr.        3rd Qtr.        2nd Qtr.        1st Qtr.
                                     --------        --------        --------        --------

         High bid                    $2-3/8          $2-7/8          $3-1/8          $4-1/8

         Low bid                      1-1/2           1-11/16         2-1/4           2

Year Ended September 30, 1995        4th Qtr.        3rd Qtr.        2nd Qtr.        1st Qtr.
                                     --------        --------        --------        --------

         High bid                     4-3/8           2-3/8           3-1/4           5

         Low bid                      1-11/16         1-11/16         1-7/8           3-1/8

As of December 17, 1996, there were approximately 400 record holders of the Company's Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

The Company has never declared a cash dividend on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION OF ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company reported a net loss of $2,066,000 for fiscal 1996 compared to $1,106,000 for fiscal 1995. The increase in operating losses are due in significant part to:

         Acquisition of EnviroQuest Technologies, Ltd. and the operational merger of this new subsidiary with the Company's Enviralert, Inc. subsidiary to form Watson Systems, Inc. The discovery, of certain alleged inaccuracies of certain representation, warranties, and covenants made to the Company in connection with the acquisition caused both additional costs, as well as delays in sales and marketing.

         Ramp up of sales, marketing, and processing capacity costs for Watson Systems, Inc.

Though losses were incurred in fiscal year 1996 the Company has continued to improve its sales and gross margins. The Company's gross profit for fiscal 1996 was $1,591,000 or 39% of sales versus gross profit of $1,144,000 or 38% of sales in fiscal 1995, and gross profit of $610,000 or 36% of sales in fiscal 1994. The Company expects to maintain these higher gross margins.

Net sales for fiscal 1996 were $4,089,000, an increase from $2,990,000 for fiscal 1995. With the acquisition of EnviroQuest Technologies, Ltd. the Company now monitors over 22,000 underground storage tanks. During the year the Company established affiliate relationships in Australia and Korea and see strong international potential for its products and services.

The Company's sales depend in part upon its customer's decision as to when to implement measures to meet 1998 compliance requirements. The Company believes that the market for its services may accelerate as compliance deadlines approach.

Selling, general and administrative expenses increased to $3,368,000 in fiscal 1996 compared to $2,193,000 in fiscal 1995. This increase is in large part due to additional costs of the new Watson Systems, Inc. operating subsidiary.

Liquidity & Capital Resources

The Company effectively financed its net cash used in operating activities for the fiscal year by issuance of common stock.

At September 30, 1996 the Company's current liabilities exceeded current assets by $598,000 compared to a surplus of current assets over current liabilities of $731,000 at September 30, 1995.

The Company has historically relied upon shareholder capital to fund operational deficits, and expects to continue funding any operating deficits through equity infusions in fiscal 1997. The Company is in the process of negotiating an equity financing arrangement expected to net funds in excess of amounts required to adequately finance operations and expansion plans. The Company also intends to sell certain real estate assets to generate working capital.

If the Company does not obtain adequate equity financing, management plans to recommend to the Company's Board of Directors that the Company divest certain subsidiaries or assets, and severely curtail operating expenses in order to finance its ongoing environmental monitoring software business.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached as an exhibit to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CHARLES A. WATSON has served as a director of the Company since 1972 and as the Company's Chairman of the Board since 1985. He was appointed the Company's President, Chief Executive Officer and Chief Financial Officer in September 1987. He relinquished the post of Chief Financial Officer in 1991, the post of President in January 1993, and the post of Chief Executive Officer in July 1994. Mr. Watson is 66.

RONALD G. CRANE has served as a Director of the Company since 1973. At the January 19, 1993 Watson General Corporation Board of Directors meeting, Mr. Crane was appointed President and Chief Operating Officer of the Company. In July 1994 Mr. Crane was appointed Chief Executive Officer. Mr. Crane is also President and Chief Executive Officer of Toxguard Systems, Inc. and EnvirAlert, Inc. Mr. Crane is 50.

JOSEPH L. CHRISTOFFEL has served on the Board of Directors since February 1993. He is a certified public accountant and was appointed by the Board of Directors as Secretary and Chief Financial Officer of the Company in January 1993. He has been a CPA since 1977, has practiced public accounting and has held the position of Chief Financial Officer for both private and public organizations. Mr. Christoffel is 44.

DENNIS E. MULLIGAN was elected to serve on the Board of Directors in 1992. Since 1977, he has been a principal with Lambert Smith Hampton and Sperry Van Ness, large commercial real estate brokerage companies as well as an independent broker. He has been a Watson General shareholder since 1978. Mr. Mulligan is 51.

ROGER H. SHERWOOD was elected to serve on the Board of Directors in 1996. He became the President of Watson Systems, Inc. in February 1996 after the Company's acquisition of EnviroQuest (he was employed as EnviroQuest's President in October 1995). From 1965 to 1994 he was employed by Amoco Oil Company in various executive positions, including District Manager, and in 1994 to 1995 by MPSI Systems, Inc. Mr. Sherwood is 55.

JAMES M. SMATHERS has served as a Director of the Company since 1972. Mr. Smathers has been a certified public accountant for over 29 years, and had established his own accounting firm from 1968 until he retired in 1985. Mr. Smathers is 70.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation provided to the Company's Chief Executive Officer. No other executive officer or employee received, total annual salary and bonus exceeding $100,000.00.

NAME AND PRINCIPAL                   FISCAL    SALARY        ALL OTHER
  POSITION                           YEAR                    COMPENSATION

RONALD G. CRANE(1)                    1996     75,000
         Chief Executive Officer      1995     75,000
         President                    1994     73,558

CHARLES A. WATSON(2)                  1996     84,000        36,183(3)
         Chairman of the Board        1995     84,000        34,992(3)
                                      1994     82,385        33,792(3)

(1)Mr. Crane did not receive any bonus or other annual compensation during the fiscal year ended September 30, 1996. Mr. Crane did not receive or exercise any options to purchase Common Stock during the fiscal year ended September 30, 1996. Mr. Crane did not receive any long-term incentive plan award during the fiscal year ended September 30, 1996. Mr. Crane received no other compensation during the fiscal year ended September 30, 1996. Mr. Crane does not have an employment agreement with the Company.

(2)Mr. Watson did not receive any bonus or other annual compensation. Mr. Watson did not receive or exercise any options to purchase Common Stock during the fiscal year ended September 30, 1996 and held no unexercised options on September 30, 1996. In addition, Mr. Watson did not receive any long-term incentive plan award during the fiscal year ended September 30, 1996. Mr. Watson does not have an employment agreement with the Company.

(3)The Company has also adopted a retirement plan for Mr. Charles A. Watson. Benefits of $2,700 per month are payable to Mr. Watson or his wife, if she survives him, for life with a ten year guaranteed payment, subject also to annual cost of living increases.

In accordance with the Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Post Retirement Benefits Other Than Pensions," the Company elected for immediate recognition under SFAS 106 and the projected benefit obligation of $462,000 or $.08 per share relating to prior service costs under the agreement was recognized as a cumulative effect of accounting change as of October 1, 1991.

Other Compensation

Commencing January 4, 1994, the Company began compensating outside Directors $250.00 for physical attendance per Board of Directors meetings. Prior to this date members of the Board of Directors received no compensation for services rendered in their capacity as Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 17, 1996 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock.

                             Number of Shares              Percent of
Name                         Beneficially Owned            Outstanding Shares
----                         ------------------            ------------------
James C. Ray                    914,287(1)                 8.72%
1140 Airport Road
Minden, NV 89423

(1) Includes 57,143 shares of common stock owned by June M. Ray, the spouse of James C. Ray.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 17, 1996 of (i) each director, (ii) the chief executive officer of the Company named in the Summary Compensation Table appearing in Item 10, and (iii) all directors and executive officers of the Company as a group.


                             Number of Shares              Percent of
Name                         Beneficially Owned            Outstanding Shares
----                         ------------------            ------------------
Charles A. Watson             1,125,000                    10.73%
5166 Soledad Road
San Diego, CA 92109

Ronald G. Crane               1,121,500(1)                 10.02%
9152 Shady Hollow Way
Fair Oaks, CA 95628

Joseph L. Christoffel           350,000(2)                  3.23%
4711 Copperfield Cir
Roseville, CA 95746

Roger H. Sherwood               139,000(3)                  1.31%
13815 Woodward
Overland Park, KS 66223

James M. Smathers               133,750(4)                  1.27%
3261 Purer Road
Escondido, CA 92029

Dennis E. Mulligan               55,000(5)                 less than 1%
141 Seventh Street
Del Mar, CA 92108

All officers and directors
as a group (five persons)     2,924,250                    24.82%

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

(3) Includes options granted by the Company to purchase up to 120,000 shares of common stock. Options vest as to 40,000 shares on each of January 30, 1996, 1997, and 1998 and expire five years from vesting. All options are exercisable at $2.50 per share after vesting.

(4) Includes options granted by the Company to purchase up to 76,518 shares of common stock. The options are fully vested and expire June 28, 1998, and are exercisable at $2.44 per share.

(5) Includes options granted by the Company to purchase up to 50,000 shares of common stock. The options are fully vested and expire February 17, 2000, and are exercisable at $2.625 per share.

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

In November 1996, Charles A. Watson agreed to loan the Company $200,000 at an annual interest rate of 10.25% for a period of 120 days. In November and December 1996 $165,000 was drawn from this commitment. The loan is secured by the Company's stock in Watson Value Assets LLC which was formed in October 1996.

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

         10.5 Stock option agreement dated February 16 , 1995 between the Company and Dennis Mulligan is incorporated herein by reference to the Company's Form 10-KSB for fiscal year 1995.

         10.6 Stock purchase agreement dated January 30 , 1996 between the Company and the Shareholders of EnviroQuest Technologies, Ltd. is incorporated herein by reference to the Company's Current Form 8-K filed on February 13, 1996.

         10.6 Settlement agreement and release agreement dated April 5 , 1996 between the Company and Frances Marencik a former shareholder of EnviroQuest Technologies, Ltd. is incorporated herein by reference to the Company's Current Form 8-K/A filed on April 15, 1996.

         10.7 Settlement agreement and release agreement dated July 29 , 1996 between the Company and John Marencik a former shareholder of EnviroQuest Technologies, Ltd. is incorporated herein by reference to the Company's Current Form 8-K filed on August 12, 1996.

         21   Subsidiaries of Registrant
              A-Accurate Moving, Inc.             California   Idle Corporation
              EnvirAlert, Inc.                    Delaware

              Toxguard Fluid Technologies, Inc.   California

              Three Generations Moving, Inc.      California   Idle Corporation
              Toxguard Systems, Inc.              Nevada
              Watson Systems, Inc.                Missouri
              Watson Value Assets, LLC            California

         23   Consent of Independent Auditors

         27   Financial Data Schedule

(B) DURING THE REGISTRANT'S FISCAL QUARTER ENDED SEPTEMBER 30, 1996, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K:

         8/K      Private Placement of shares                         Filed 1/10/96

         8/K      Acquisition of EnviroQuest Technologies, Ltd.       Filed 2/13//96
                                                                      Amended April 15, 1996
                                                                      Amended May 2, 1996

         8/K      Settlement with Former Shareholder of               Filed 8/12//96
                  EnviroQuest Technologies, Ltd.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       WATSON GENERAL CORPORATION

Date:  December 26, 1996               By  /s/ Ronald G. Crane
                                           -----------------------
                                           Ronald G. Crane
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                         DATE
---------                                         -----                         ----

/s/ Charles A. Watson                   Chairman of the Board,                  December 26, 1996
-----------------------------           and Director
(Charles A. Watson)


/s/ Ronald G. Crane                     Chief Executive Officer,                December 26, 1996
-----------------------------           President and Director
(Ronald G. Crane)


/s/ Joseph L. Christoffel               Chief Financial Officer (Principal      December 26, 1996
-----------------------------           Financial Officer and Principal
(Joseph L. Christoffel)                 Accounting Officer), Secretary and
                                        Director


/s/ Dennis E. Mulligan                  Director                                December 26, 1996
-----------------------------
(Dennis E. Mulligan)


/s/ Roger H. Sherwood                   Director                                December 26, 1996
-----------------------------
(Roger H. Sherwood)


/s/ James M. Smathers                   Treasurer, and Director                 December 26, 1996
-----------------------------
(James M. Smathers)

                           Watson General Corporation

                        Consolidated Financial Statements

                     Years ended September 30, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors.............................................F-1

Financial Statements

Consolidated Balance Sheets................................................F-2
Consolidated Statements of Operations......................................F-3
Consolidated Statements of Shareholders' Equity............................F-4
Consolidated Statements of Cash Flows......................................F-5
Notes to Consolidated Financial Statements.................................F-6

                         Report of Independent Auditors

Board of Directors and Shareholders
Watson General Corporation

We have audited the accompanying consolidated balance sheets of Watson General Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watson General Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP


Orange County, California
December 12, 1996

                           Watson General Corporation

                           Consolidated Balance Sheets

                                                                                     SEPTEMBER 30
                                                                                1996              1995
                                                                            -----------         -----------
ASSETS
Current assets:
    Cash and cash equivalents                                               $   240,000         $   393,000
    Restricted cash                                                                  --              73,000
    Accounts receivable (less allowance for doubtful accounts of
       $93,000 in 1996 and $6,000 in 1995) (Note 3)                             670,000             723,000
    Prepaid expense and other current assets                                     93,000             129,000
                                                                            -----------         -----------
Total current assets                                                          1,003,000           1,318,000

Furniture and equipment:
    Machinery and equipment                                                     754,000             392,000
    Computers and equipment                                                     169,000             163,000
    Furniture and fixtures                                                      137,000              99,000
    Automobiles and trucks                                                      160,000             151,000
    Leasehold improvement                                                         5,000                  --
                                                                            -----------         -----------
                                                                              1,225,000             805,000
    Accumulated depreciation                                                    756,000             496,000
                                                                            -----------         -----------
                                                                                469,000             309,000
Property held for sale (less accumulated depreciation of $11,000 in
    1996 and $4,000 in 1995) (Note 4)                                          337,000             303,000

Intangible assets (less accumulated amortization of $272,000 in 1996
    and $103,000 in 1995) (Note 1)                                            2,434,000             386,000

Deposits and other assets                                                            --               5,000
                                                                            -----------         -----------
Total assets                                                                $ 4,243,000         $ 2,321,000
                                                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Note payable (Note 5)                                                   $   105,000         $        --
    Accounts payable                                                            564,000             329,000
    Accrued expenses (Note 1)                                                   346,000             192,000
    Deferred revenue                                                            132,000                  --
    Current portion of long-term debt (Note 5)                                  454,000              66,000
                                                                            -----------         -----------
Total current liabilities                                                     1,601,000             587,000

Long-term debt, less current portion (Note 5)                                   450,000             351,000

Other long-term liabilities                                                      20,000               8,000

Deferred employee benefits (Note 8)                                             435,000             435,000

Commitments and contingencies (Note 8)

Shareholders' equity (Note 7):
    Common stock, no par value:
       Authorized shares - 25,000,000
       Issued and outstanding shares - 10,487,401 in 1996 and
          9,118,019 in 1995                                                   9,100,000           6,737,000
    Additional paid-in capital                                                  653,000             153,000
    Accumulated deficit                                                      (8,016,000)         (5,950,000)
                                                                            -----------         -----------
Total shareholders' equity                                                    1,737,000             940,000
                                                                            -----------         -----------
Total liabilities and shareholders' equity                                  $ 4,243,000         $ 2,321,000
                                                                            ===========         ===========

See accompanying notes.

                           Watson General Corporation

                      Consolidated Statements of Operations


                                                        YEAR ENDED SEPTEMBER 30
                                                        1996               1995
                                                    -----------         -----------

Net sales                                           $ 4,089,000         $ 2,990,000

Cost of sales                                         2,498,000           1,846,000

Selling, general and administrative expenses          3,368,000           2,193,000

Research and development expenses                       185,000                  --
                                                    -----------         -----------
                                                     (1,962,000)         (1,049,000)

Other income (expense):
    Interest expense                                   (134,000)            (79,000)
    Interest income                                      35,000              27,000
                                                    -----------         -----------

Loss before provision for income taxes               (2,061,000)         (1,101,000)

Provision for income taxes                               (5,000)             (5,000)
                                                    -----------         -----------
Net loss                                            $(2,066,000)        $(1,106,000)
                                                    ===========         ===========


Per share amounts:
    Net loss                                        $      (.22)        $      (.13)
                                                    ===========         ===========

See accompanying notes.

                           Watson General Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                TOTAL
                                                                 ADDITIONAL     ACCUMU-        SHARE-
                                           COMMON STOCK           PAID-IN        LATED        HOLDERS'
                                       SHARES        AMOUNT       CAPITAL       DEFICIT        EQUITY
                                    -----------------------------------------------------------------------

Balance at September 30, 1994          7,934,446     $5,354,000    $153,000     $(4,844,000)  $   633,000
    Adjustment of common stock and
       common stock issued to
       settle accounts payable             2,852          8,000           -               -         8,000
    Common stock issued in
       connection with the
       Regulation S offering
       (Note 7)                        1,180,721      1,375,000           -               -     1,375,000
    Net loss                                   -              -           -      (1,106,000)   (1,106,000)
                                    -----------------------------------------------------------------------
Balance at September 30, 1995          9,118,019      6,737,000     153,000      (5,950,000)      940,000
    Common stock issued in exchange
       for shares of Envir-Alert,
       Inc.                               11,095         32,000           -               -        32,000
    Common stock and options issued
       in connection with the
       acquisition of Watson
       System, Inc., net of
       adjustment (Note 2)               184,000        483,000     367,000               -       850,000
    Costs associated with prior
       year Private Placement                  -        (18,000)          -               -       (18,000)
    Common stock and options issued
       in connection with current
       year private placements
       (Note 7)                        1,174,287      1,866,000     133,000               -     1,999,000
    Net loss                                   -              -           -      (2,066,000)   (2,066,000)
                                    -----------------------------------------------------------------------
Balance at September 30, 1996         10,487,401     $9,100,000    $653,000     $(8,016,000)   $1,737,000
                                    =======================================================================

See accompanying notes.

                           Watson General Corporation

                      Consolidated Statements of Cash Flows


                                                                          YEAR ENDED SEPTEMBER 30
                                                                           1996              1995
                                                                      --------------------------------

OPERATING ACTIVITIES
Net loss                                                               $(2,066,000)        $(1,106,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                       435,000             133,000
       Deferred revenue                                                    (13,000)                 --
       Common stock issued to settle accounts payable                           --               8,000
       Deferred employee benefits                                               --               1,000
       Net changes in operating assets and liabilities (Note 1)            443,000            (372,000)
                                                                       --------------------------------
Net cash used in operating activities                                   (1,201,000)         (1,336,000)

INVESTING ACTIVITIES
Purchases of furniture and equipment, net                                 (139,000)           (100,000)
Improvements on property held for sale (Note 4)                            (41,000)             (7,000)
Acquisition of Watson System, Inc., net of cash acquired                  (612,000)                 --
                                                                       --------------------------------
Net cash used in investing activities                                     (792,000)           (107,000)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                   1,866,000           1,375,000
Proceeds from issuance of stock options                                    133,000                  --
Proceeds from issuance of long-term debt                                   337,000             103,000
Principal payments on long-term debt                                      (454,000)            (90,000)
Principal payments on notes payable                                        (24,000)                 --
Prior year private placement costs                                         (18,000)                 --
                                                                       --------------------------------
Net cash provided by financing activities                                1,840,000           1,388,000
                                                                       --------------------------------

Decrease in cash and cash equivalents                                     (153,000)            (55,000)
Cash and cash equivalents at beginning of year                             393,000             448,000
                                                                       --------------------------------
Cash and cash equivalents at end of year                               $   240,000         $   393,000
                                                                       ================================

See accompanying notes.

                           Watson General Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 1996

1. ACCOUNTING POLICIES

BUSINESS

Watson General Corporation (the Company) is a holding company with investments in Watson Systems, Inc. (Note 2), which provides underground storage tank monitoring and leak detection services using proprietary software; Toxguard Systems, Inc. (Toxguard), an environmental consulting and construction project management company; Envir-Alert, Inc. (Envir-Alert), an environmental software company; and Toxguard Fluid Technologies, Inc., an antifreeze recycling business. The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard. All other subsidiaries are wholly owned by the Company.

The Company's consolidated operations in fiscal 1996 and 1995 were concentrated in a single business segment-environmental service to industry. The Company's largest customer accounted for approximately 12% of sales in fiscal 1996.

During May 1995, the Company divested its interest in Biopraxis, Inc., a development stage enterprise formed during 1994 to develop and commercialize certain worldwide patents related to the removal and prevention of heavy metals and radioactive contaminants from affected sites, by selling all of its Biopraxis common stock in exchange for a promissory note in the amount of $80,000, which is fully reserved.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that Watson General Corporation will continue as a going concern. The Company incurred net losses of $2,066,000 and $1,106,000 for the years ended September 30, 1996 and 1995, respectively. Additionally, the Company's operations have resulted in negative cash flows of $1,201,000 and $1,336,000 for the years then ended, and, as discussed in Note 5, the Company's note payable to bank in the amount of $105,000 is currently in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically relied upon raising additional shareholder capital to fund operational deficits. Subsequent to September 30, 1996, management has obtained a $200,000 short-term loan commitment from a shareholder and is seeking equity financing arrangements and asset sales in amounts sufficient to adequately finance operations and expansion plans during fiscal 1997. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and generally depreciated under the straight-line method over their estimated useful lives of four to seven years. Property available for sale is carried at the lower of amortized cost or estimated net realizable value and consists of an operating retail strip center located in El Cajon, California (Note 4). Depreciation is provided using the straight-line method over the building's estimated useful life of 25 years.

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long-lived assets include property, furniture and equipment and identifiable intangible assets including goodwill. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                       SEPTEMBER 30
                                                  1996              1995
                                               ----------------------------

     Goodwill                                  $1,804,000        $  489,000
     Technology                                   900,000                --
     Copyrights and organization costs              2,000                --
                                               ----------------------------
                                                2,706,000           489,000
     Less accumulated amortization                272,000           103,000
                                               ----------------------------
                                               $2,434,000        $  386,000
                                               ============================

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

Goodwill is amortized on a straight-line basis over 20 years with the exception of goodwill related to the Watson Systems, Inc. acquisition which is amortized over 15 years. Acquired technology is amortized over 8 years, and capitalized copyrights and organization costs are amortized on a straight-line basis over 5 years. Amortization expense amounted to $169,000 and $28,000 for 1996 and 1995, respectively.

Annually, at each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at September 30, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's cash, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity of these items. The fair value of the Company's bank line-of-credit and long-term debt approximated their carrying amounts at September 30, 1996, based on rates currently available to the Company for debt with similar terms and remaining maturities.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

REVENUE RECOGNITION

Revenues from underground storage tank monitoring and leak detection services are recognized as services are performed.

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

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

In October 1995, the FASB issued Statement No. 123 Accounting for Stock-Based Compensation. The Company will be required to adopt Statement 123 in fiscal 1997. The Company intends to continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and to adopt the "disclosure only" alternative available under Statement 123.

PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding. Common equivalent shares have not been considered in the loss per share computations because the effect is antidilutive. Weighted average shares for computing loss per share were 9,434,000 and 8,370,000 for fiscal 1996 and 1995, respectively.

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

Changes in operating assets and liabilities as shown in the consolidated statements of cash flows, net of acquired assets and liabilities, are as follows:

                                                       YEAR ENDED SEPTEMBER 30
                                                        1996              1995
                                                     ---------------------------

     Restricted cash                                 $  73,000       $ (73,000)
     Accounts receivable, net                          158,000        (500,000)
     Prepaid expense and other current assets          102,000         (37,000)
     Deposits and other assets                           5,000          (1,000)
     Accounts payable                                  164,000         120,000
     Accrued expenses                                  (42,000)        111,000
     Other long-term liabilities                       (17,000)          8,000
                                                     ---------------------------
                                                     $ 443,000       $(372,000)
                                                     ===========================

                           Watson General Corporation

1. ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS (CONTINUED)

The Company paid state franchise taxes of $5,000 and $5,000 and interest of $91,000 and $79,000 in 1996 and 1995, respectively.

In connection with the acquisition of Watson Systems, Inc. in January 1996 (Note
2), the Company funded the acquisition as follows:

      Fair value of assets acquired                              $2,007,000
      Less:
           Cash acquired                                           (227,000)
           Liabilities assumed                                     (267,000)
           Notes payable issued                                     (51,000)
           Common stock issued                                     (483,000)
           Stock options issued                                    (367,000)
                                                            -------------------
      Cash paid                                               $     612,000
                                                            ===================

Noncash investing and financing activities during fiscal 1996, in addition to the noncash portion of the acquisition of Watson Systems, Inc., consists of the issuance of 11,095 shares of common stock with a value of $32,000 and the incurrence of a liability for approximately $12,000 for shares to be issued in fiscal 1997 to acquire a former 8% minority interest in the outstanding common stock interest in EnvirAlert.

Noncash investing and financing activities during the year ended September 30, 1995 consist of property acquired for debt in the amount of $300,000.

Restricted cash in 1995 represents cash on deposit with an insurance company as collateral for a contract performance bond, which was refunded in 1996.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Issues requiring significant assumptions include estimates of future cash flows used in the evaluation of the recoverability of goodwill, and estimates made in establishing the allowance for doubtful accounts.

                           Watson General Corporation

2. ACQUISITION

On January 30, 1996, the Company acquired all of the outstanding capital stock of EnviroQuest Technologies, Ltd., a Kansas City, Missouri based developer of Statistical Inventory Reconciliation software to monitor underground storage tanks for leak detection as required by federal, state and local regulations. After acquisition the subsidiary was renamed Watson Systems, Inc. (WSI), and the Company's previous environmental software activities were combined into WSI.

The adjusted purchase price was $1,740,000, consisting of 184,000 shares of the Company's common stock valued at $483,000, options to acquire 220,000 shares of common stock valued at $367,000, $800,000 in cash, $51,000 in promissory notes and $39,000 of direct acquisition costs. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. This allocation resulted in $1,270,000 of costs in excess of net assets acquired which has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

In accordance with settlement and release agreements entered into by the Company and the former shareholders of WSI following the acquisition, the number of common shares of the Company issued in exchange for WSI shares was reduced by 816,000 shares, promissory notes in the amount of $194,000 issued by the Company were returned and a former owner of WSI resigned as a Director of the Company and released the Company from its obligation to seek his election to the Board.

WSI's results of operations have been included in the consolidated results of the Company from February 1, 1996. Proforma unaudited consolidated operating results of the Company and WSI for the years ended September 30, 1996 and 1995, assuming the acquisition had been made as of the beginning of each fiscal year is summarized below:

                                                   SEPTEMBER 30
                                           1996                   1995
                                        -----------------------------------

     Net sales                          $ 4,680,000            $ 5,182,000
     Net loss                            (2,649,000)            (1,290,000)
     Net loss per share                 $      (.28)           $      (.15)

                           Watson General Corporation

3. ACCOUNTS RECEIVABLE

Accounts receivable net of allowance for doubtful accounts consists of the following:

                                                                       SEPTEMBER 30
                                                                   1996            1995
                                                                 ------------------------

     Amounts billed                                              $650,000        $537,000
     Retainages billed                                             18,000          83,000
     Recoverable costs and accrued profit on contracts in
       process - not billed                                         2,000         103,000
                                                                 ------------------------
                                                                 $670,000        $723,000
                                                                 ========================

Retainages represent amounts withheld from billings by customers or prime contractors as security for job completion. Amounts recorded are expected to be collected within one year.

4. PROPERTY HELD FOR SALE

Property available for sale consists of the following:

                                                      SEPTEMBER 30
                                                1996                1995
                                             -----------------------------

     Land                                    $ 142,000           $ 142,000
     Building                                  206,000             165,000
                                             -----------------------------
                                               348,000             307,000
     Accumulated depreciation                  (11,000)             (4,000)
                                             -----------------------------
                                             $ 337,000           $ 303,000
                                             =============================

In December 1994, the Company purchased a secured adjustable rate loan dated March 29, 1989 with a face value of $1,400,000 from a major bank. The loan was secured with a Commercial Deed of Trust, Assignment of Rents, and Security Agreement for a 12,215 square foot strip shopping mall located in El Cajon, California. The bank sold the loan to the Company for $300,000. Professional environmental assessments of the property securing the loan, made on behalf of the bank, revealed that there was hydrocarbon contamination present.

                           Watson General Corporation

4. PROPERTY HELD FOR SALE (CONTINUED)

To finance the purchase of the loan, acquisition and foreclosure costs, and in part pay for additional environmental assessments of the property, the Company:

- Entered into a loan agreement with a lending institution which paid the $300,000 to purchase the note. The loan incurred interest at a rate of 14% with interest only payable monthly through maturity at June 23, 1996 (extended to December 23, 1996 through payment of a fee equal to 2% of the outstanding principal balance) and is secured by the purchased note and the Company's underlying security interest in the property. The Company paid a loan origination fee of $25,600.

- Borrowed $49,900 interest free from the Mary L. Watson Trust, of which Charles A. Watson, a director, is the beneficial owner.

In March 1995, the Company completed foreclosure proceedings and took possession of the property and a Receiver's account totaling $147,000. At that time, the Company paid in full the $49,900 interest free note.

The Company completed its own environmental assessment on the property which indicated that the level of hydrocarbon contamination was significantly less than previously detected. On January 4, 1996, the Company's management received a "no further action" letter from the San Diego Department of Environmental Health which cleared the title to the property from any restrictions on transferability.

On October 1, 1996, the Company borrowed $375,000 to refinance the original note payable. This new borrowing is secured by the property, bears interest at 9.75% adjustable semi-annually, and is payable in monthly installments of $3,557, with any remaining principal due October 1, 2001.

Also on October 1, 1996, the Company formed a wholly owned limited liability company (LLC), Watson Value Assets LLC (WVA) into which the property for sale was transferred for liability purposes. In future years the LLC will be consolidated with the operations of Company.

                           Watson General Corporation

4. PROPERTY HELD FOR SALE (CONTINUED)

The Company leases retail space to tenants under non cancellable triple net lease agreements. During fiscal 1996 the Company recognized rental revenues of $81,000. At September 30, 1996, future minimum lease payments to be received are as follows:

             FISCAL YEARS ENDING
                 SEPTEMBER 30                                     AMOUNT
          ---------------------------                      ---------------------

                  1997                                           $  86,000
                  1998                                              82,000
                  1999                                              78,000
                  2000                                              68,000
                  2001                                              39,000
                                                           ---------------------
                                                                  $353,000
                                                           =====================

5. NOTES PAYABLE AND LONG-TERM DEBT

The Company had available a line-of-credit with a bank which permitted borrowings, based on specified percentages of qualified accounts receivable and equipment, furniture and fixtures, as defined. At September 30, 1996 borrowings under this agreement were $105,000, which bear interest at 1.5% over a floating prime rate with interest payable monthly. Borrowings are collateralized by a second security interest in the Company's accounts receivable, equipment, and furniture and fixtures. The line-of-credit expired in July 1996 and is currently in default.

                           Watson General Corporation

5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following:

                                                                                            SEPTEMBER 30
                                                                                       1996              1995
                                                                                 ----------------------------------

     Note payable to a lending institution secured by real property, interest only payable monthly at a rate of 14% through maturity at June 23,
        1996. The Company extended the loan through December 23, 1996 for a fee equal to 2% of the outstanding principal balance (Note 4)
                                                                                     $300,000           $300,000

     Service fleet vehicle loans and other amounts owed, due in monthly installments through 1999 at rates ranging from 8.75% to 15.9%, collateralized by the related asset
                                                                                       55,000            117,000

     Note payable to bank in monthly installments of $10,750 including interest at 1.5% over the corporate base rate (10.5% at September 30, 1996)
        adjusted quarterly, with any remaining unpaid principal due November
        2000, collaterized by a security interest in accounts receivable and certain property and equipment of the Company
                                                                                      447,000                 --

     Guarantor of note payable to bank in monthly installments of $3,259 including interest at 10.5%, with any remaining
        principal due November 1997                                                    43,000                 --

     Unsecured notes payable to former employees and officers of an acquired subsidiary. The notes are non-interest bearing with various maturities through January 30, 1998
                                                                                       51,000                 --

     Unsecured note payable to a former officer and stockholder in monthly installments of $226, including interest at 6.5%, maturing December
        2000
                                                                                        8,000                 --
                                                                                 ----------------------------------
                                                                                      904,000            417,000
     Less current portion                                                             454,000             66,000
                                                                                 ----------------------------------
     Long-term portion                                                               $450,000           $351,000
                                                                                 ==================================

                           Watson General Corporation

5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The note payable to a lending institution is guaranteed by the Small Business Administration under a loan agreement which permits borrowings up to $500,000. The note payable is personally guaranteed by two former owners of WSI. The note contains certain restrictions which, among other things, limit the amount of salaries, bonuses and dividends payable to officers and directors of the Company.

Principal payments on long-term debt are as follows:

             FISCAL YEARS ENDING
                 SEPTEMBER 30                                     AMOUNT
          ---------------------------                      ---------------------

                    1997                                         $454,000
                    1998                                          164,000
                    1999                                          127,000
                    2000                                          108,000
                    2001                                           51,000
                                                           ---------------------
                                                                  $904,000
                                                           =====================

6. INCOME TAXES

The provision for income taxes consists of the following:

                                              YEAR ENDED SEPTEMBER 30
                                              1996              1995
                                        ------------------------------------
      Current:
         Federal                             $       -       $      -
         State                                  (5,000)        (5,000)
                                        ====================================
      Total                                    $(5,000)       $(5,000)
                                        ====================================

                           Watson General Corporation

6. INCOME TAXES (CONTINUED)

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense is as follows:

                                                                   1996              1995
                                                                ----------------------------

     Benefit from loss before provision for income taxes
        computed at statutory rate                              $ 642,000         $ 376,000
     Losses without tax benefit                                  (642,000)         (376,000)
     California franchise tax                                      (5,000)           (5,000)
                                                                ----------------------------
                                                                $  (5,000)        $  (5,000)
                                                                ============================

At September 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,300,000 which begin to expire in fiscal year 2007. In addition, the Company has net operating loss carryforwards for California income tax purposes of approximately $4,000,000 which begin to expire in fiscal year 1998.

Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

                                                        1996               1995
                                                    -------------------------------
     Deferred tax assets:
        Operating loss carryforwards                $ 2,864,000         $ 1,949,000
        Accrued expenses                                 60,000              16,000
                                                    -------------------------------
     Total deferred tax assets                        2,924,000           1,965,000

     Valuation allowance                             (2,532,000)         (1,944,000)
                                                    -------------------------------
                                                        392,000              21,000

     Deferred tax liabilities:
        Amortization of purchased technology           (357,000)                 --
        Tax over book depreciation                      (35,000)            (21,000)
                                                    -------------------------------
     Net deferred tax assets                        $        --         $        --
                                                    ===============================

                           Watson General Corporation

6. INCOME TAXES (CONTINUED)

A valuation reserve of $2,532,000 has been established due to uncertainty as to the realizability of the Company's net deferred tax assets and liabilities. The change in the valuation allowance for 1996 and 1995 is approximately $588,000 and $398,000, respectively.

7. STOCKHOLDERS' EQUITY

SALES OF COMMON STOCK

During fiscal 1995, the Company completed the sale of 1,000,000 shares of common stock to foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended. Proceeds from this issuance were $1,375,000, net of issuance costs of $296,000. The stock issuance agreement contained valuation clauses forcing the delivery of additional shares of common stock, at no cost to the investor, if the per unit common stock market price at a specified valuation date fell below predetermined prices. Based on these provisions, the Company delivered an additional 180,721 shares of common stock at no cost to the investor.

During fiscal 1996, the Company completed three private placement offerings in which a total of 1,174,287 shares of common stock were issued to investors in exchange for $1,880,000. The shares issued have not been registered under the Securities Act of 1933, as amended (the Act), as they are exempt under Regulation D promulgated by the Securities and Exchange Commission under the Act.

WARRANTS

During 1993, the Company completed a private placement offering of 177,380 units at $6.00 per unit. Each unit consisted of four shares of common stock and a warrant to purchase one share of common stock. As of September 30, 1996, 29,500 shares had been issued on warrants exercised. The warrants, of which 147,880 remain outstanding, have an exercise price of $3.50 per share and originally expired on December 31, 1995, however, on December 12, 1995 the Board of Directors extended the expiration date through December 31, 1997.

                           Watson General Corporation

7. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

In connection with the fiscal 1995 private placement, the Company issued a warrant to the selling agent for the purchase of 50,000 units, identical to those sold in the private placement, at $6.00 per unit, exercisable through March 16, 1998. On February 6, 1996 35,000 additional warrants were issued at the same price per unit which are exercisable immediately and expire on February 6, 2001. All warrants issued to the selling agent remain outstanding at September 30, 1996.

The Company issued warrants for 100,000 shares exercisable at $1.62 per share through August 1999 in connection with the fiscal 1996 private placements of the Company's common stock.

STOCK OPTIONS

On September 1, 1992, the Company granted to a key employee nonstatutory options to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. These options were exercisable immediately and expire on September 30, 1998.

During 1993, the Company granted nonqualified options for the purchase of 1,083,250 shares to employees and directors at exercise prices equal to the market price of common shares on the date of grant. As of September 30, 1996, options for the purchase of 4,732 shares have been exercised and the remaining options are exercisable. Options granted expire at various dates through 2000.

During 1994, the Company granted nonqualified options for the purchase of 3,000 shares to employees at exercise prices equal to the market price of common shares on the date of grant. As of September 30, 1996, the options are immediately exercisable and expire at various dates through 1999.

During 1995, the Company granted nonqualified options for the purchase of 52,000 shares to employees and directors at exercise prices equal to the market price of common shares on the date of grant. As of September 30, 1996, the options are immediately exercisable and expire at various dates through 2000.

On March 30, 1995, the Company granted nonqualified options for the purchase of 10,000 shares to a vendor at an exercise price equal to the market price of common shares on the date of grant. These options for 10,000 shares are immediately exercisable and expire on March 30, 2000. At September 30, 1996 none of these options had been exercised.

                           Watson General Corporation

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On January 30, 1996, in connection with the acquisition of WSI the Company granted nonqualified options for the purchase of 220,000 shares at an exercise price of $2.50. As of September 30, 1996 the options are immediately exercisable and expire at various dates through January 30, 2001. At September 30, 1996 none of these options had been exercised.

On February 5, 1996, in connection with a private placement, the Company granted nonqualified options for the purchase of 285,715 shares at an exercise price of $1.75 per share. The options are immediately exercisable and expire on November 8, 1996. At September 30, 1996 none of these options had been exercised.

On July 16, 1996, the Company granted nonqualified options to purchase 5,000 shares to an employee at an exercise price of $1.63. These options are immediately exercisable and expire on July 16, 2001. At September 30, 1996 none of these options had been exercised.

The following table summarizes stock option activity for the two years ended September 30, 1996.

                                                                          NUMBER OF          PRICE
                                                                           SHARES           PER SHARE
                                                                     --------------------------------------

      Outstanding and exercisable on September 30, 1994                    1,481,518     $1.00 to $5.00
         Granted                                                              62,000     $1.88 to $2.63
         Exercised                                                                 -            -
         Expired or forfeited                                                      -            -
                                                                     --------------------------------------
      Outstanding and exercisable on September 30, 1995                    1,543,518     $1.00 to $5.00
         Granted                                                             453,715     $1.63 to $1.75
         Exercised                                                                 -            -
         Expired or forfeited                                                 (1,000)         $1.50
                                                                     --------------------------------------
      Outstanding and exercisable on September 30, 1996                    1,996,233     $1.00 to $5.00
                                                                     ======================================

                           Watson General Corporation

8. COMMITMENTS AND CONTINGENCIES

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

DEVELOPMENT AND LICENSE AGREEMENT

On July 30, 1996, the Company entered into a development and license agreement (agreement) with Alert Technologies (Alert) to assist the Company in the completion of the development of a wall mounted console and certain sensors (the System). The Company has paid approximately $227,000 through September 30, 1996 towards the development. The Company will reimburse Alert for expenses incurred by Alert in connection with its obligations, not to exceed $90,000. At September 30, 1996, the Company has recorded approximately $80,000 as an accrued liability to Alert.

Upon completion of service and in consideration for Alert's performance, Alert shall be entitled to cash royalties from the sale of the Systems equal to 10% of the gross profits of such sales to be paid within 60 days after the end of each fiscal quarter of the Company. Once the Company has received gross profits in an amount equal to all costs and expenses paid to Alert, Alert shall receive a royalty payable in shares of the Company's common stock, equal to 20% of the gross profits from such sales, not to exceed 100,000 shares. These shares are agreed to be held for investment purposes, and not for resale or distribution, and will be issued at a 15% discount from the average bid price of the Company's common stock during the last ten days of such fiscal quarter. Alert will then transfer one half of the shares issued to Alltank, LLC (Alltank) .

As a result of the above agreement, Alltank is the sole owner of the System, of which the Company has an exclusive license for a ten year term. In turn, the Company has granted a ten year non-exclusive license to Alert to utilize the technology of the System at a license fee of $1 per year. Any enhancements made to the System by Alert must be approved by Alltank and the Company, and will not modify the existing ownership and licensing agreements.

                           Watson General Corporation

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

The Company leases its facilities and certain equipment under noncancelable operating leases with future minimum payments as follows:


                                                    September 30
                                                 -------------------

                  1997                                    90,000
                  1998                                    34,000
                  1999                                     3,000
                                                 -------------------
                                                         127,000
                                                 ===================

Rent expense totaled $94,000 and $75,000 for the years ended September 30, 1996 and 1995, respectively.

LITIGATION

The Company and its subsidiaries are involved in various claims and lawsuits arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.