Form 10QSB
period 1996-12-31
WATSON GENERAL CORP
filed 1997-02-13
CIK 817820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996

                         Commission file number 0-16011


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

The number of shares of Common Stock outstanding on December 31, 1996 was 10,487,401 Shares.

PART I -- FINANCIAL INFORMATION

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending December 31, 1996 have been included.

ITEM 1.  FINANCIAL STATEMENTS


                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                    December 31,      September 30,
                                                        1996              1996
                                                    ------------      -------------
                                                    (unaudited)        (unaudited)
ASSETS
  CURRENT ASSETS
        Cash and equivalents                        $   391,000       $   240,000
        Accounts receivable                             425,000           670,000
        Prepaid expenses and other
          current assets                                138,000            93,000
                                                    -----------       -----------
                                                        954,000         1,003,000
  PROPERTY AND EQUIPMENT                                429,000           806,000
  DEPOSITS AND OTHER ASSETS                              13,000                --
  INTANGIBLES AND GOODWILL                            2,378,000         2,434,000
                                                    -----------       -----------
                                                    $ 3,774,000       $ 4,243,000
                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable, accrued expenses
      and other liabilities                         $ 1,136,000       $ 1,147,000
   Current portion of long-term debt                    261,000           454,000
                                                    -----------       -----------
                                                      1,397,000         1,601,000


  LONG-TERM DEBT AND OTHER LIABILITIES                  454,000           470,000
  DEFERRED EMPLOYEE BENEFITS                            435,000           435,000


SHAREHOLDERS' EQUITY
   Common stock                                       9,100,000         9,100,000
   Additional paid-in capital                           653,000           653,000
   (Accumulated deficit)                             (8,265,000)       (8,016,000)
                                                    -----------       -----------
                                                      1,488,000         1,737,000
                                                    -----------       -----------
                                                    $ 3,774,000       $ 4,243,000
                                                    ===========       ===========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                 Three Months Ended December 31, 1996 and 1995

                                                            1996             1995
                                                       ------------     -------------
                                                        (unaudited)       (unaudited)
Sales                                                   $1,300,000         $ 548,000

Cost of sales                                              512,000           426,000
                                                        ----------         ---------
     Gross profit (loss)                                   788,000           122,000

Selling, general and administrative expenses               907,000           464,000

Research and development expenses                           85,000                --

Interest and expense, net of interest income                40,000            13,000
                                                        ----------         ---------

Loss from operations before benefit for income taxes      (244,000)         (355,000)

Benefit for income taxes                                    (5,000)           (5,000)
                                                        ----------         ---------

Net (loss)                                              $ (249,000)        $(360,000)
                                                        ==========         =========

Net (loss), per share                                   $    (0.02)        $   (0.04)
                                                        ==========         =========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Three Months Ended December 31, 1995 and 1994

                                                               1996                   1995
                                                            (unaudited)            (unaudited)
                                                            -----------            ------------
Cash flows (used in) operating activities:

     Net (loss)                                              $(249,000)            $ (360,000)
     Adjustments to reconcile net (loss) to net cash
        used for operating activities:

           Depreciation and amortization                        75,000                 35,000
           (Increase) decrease in:
                 Accounts receivable                           245,000                 99,000
                 Other current assets                          (45,000)                52,000

           Increase (decrease) in:
                 Accounts payable and accrued expenses         (11,000)                12,000
                                                             ---------             ----------
                                                                15,000               (162,000)
                                                             ---------             ----------
Cash flows (used in) investing activities:

     Increase in deposits                                      (13,000)               (43,000)
     Purchase (sale) of property and equipment                 358,000                (19,000)
                                                             ---------             ----------
                                                               345,000                (62,000)
                                                             ---------             ----------
Cash flows (used in) provided by financing activities

        Proceeds from issuance of common stock                      --              1,273,000
        Borrowings, net of repayments                         (209,000)                (5,000)
                                                             ---------             ----------
                                                              (209,000)             1,268,000
                                                             ---------             ----------

Increase (Decrease) in cash                                    151,000              1,044,000
Cash, beginning                                                240,000                466,000
                                                             ---------             ----------
Cash, ending                                                 $ 391,000             $1,510,000
                                                             =========             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

In the first quarter of fiscal 1996 the Company reported a net loss of $249,000 or $0.02 per share as compared to a net loss of $360,000 or $0.04 per share in the prior year and a net loss of $758,000 for the prior quarter. Contributing factors to reduced losses were gains in sales and the sale of the Company's property in San Diego. Gross margins continue at anticipated levels.

Net sales for the quarter increased $752,000 over the prior year due in part to the Company's acquisition of it's Kansas City subsidiary, a national provider of statistical inventory reconciliation services. The Company's sales depend in part upon its customer's decision as to when to implement measures to meet 1998 compliance requirements. The Company believes that the market for its services may accelerate as compliance deadlines approach.

Financial Condition and Liquidity:

The Company has historically relied upon shareholder capital to fund operational deficits and expects to continue funding any operating deficits through equity infusions in fiscal 1997. The Company is in the process of negotiating an equity financing arrangement expected to net funds in excess of amounts required to adequately finance operations and expansion plans.

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

Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WATSON GENERAL CORPORATION
                                             (Registrant)




Date:  February 5, 1996                   By:     /s/ Ronald G. Crane
                                              ---------------------------------
                                              Ronald G. Crane
                                              President and CEO



Date:  February 5, 1996                   By:    /s/ Joseph L. Christoffel
                                              ---------------------------------
                                              Joseph L. Christoffel
                                              Chief Financial Officer