Form 10QSB
period 1997-03-31
WATSON GENERAL CORP
filed 1997-05-14
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997
                                                 --------------

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
 X   Yes     No
---      ---
The number of shares of Common Stock outstanding on March 31, 1997 was 10,922,401 Shares.

PART I -- FINANCIAL INFORMATION
The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending March 31, 1997 have been included.

ITEM 1.  FINANCIAL STATEMENTS

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                   March             September
                                                                  31, 1997            30, 1996
                                                                (unaudited)         (unaudited)
                                                               ------------         -----------
ASSETS
       CURRENT ASSETS
             Cash and equivalents                              $   265,000          $   240,000
             Accounts receivable                                   449,000              670,000
             Prepaid expenses and other current assets             116,000               93,000
                                                               -----------          -----------
                                                                   830,000            1,003,000

       PROPERTY AND EQUIPMENT                                      388,000              806,000
       DEPOSITS AND OTHER ASSETS                                    11,000                   --
       INTANGIBLES AND GOODWILL                                  2,322,000            2,434,000
                                                               -----------          -----------
                                                                 3,551,000            4,243,000
                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
             Accounts payable, accrued expenses
                      and other liabilities                      1,017,000            1,147,000
             Current portion of long-term debt                     264,000              454,000
                                                               -----------          -----------
                                                                 1,281,000            1,601,000

       LONG-TERM DEBT& OTHER LIABILITIES                           418,000              470,000
       DEFERRED EMPLOYEE BENEFITS                                  434,000              435,000

SHAREHOLDERS' EQUITY
       Common stock                                              9,534,000            9,100,000
       Additional paid-in capital                                  653,000              653,000
       (Accumulated deficit)                                    (8,769,000)          (8,016,000)
                                                               -----------          -----------
                                                                 1,418,000            1,737,000

                                                               -----------          -----------
                                                                 3,551,000            4,243,000
                                                               ===========          ===========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996


                                                               1997               1996
                                                            (unaudited)        (unaudited)
                                                            -----------        -----------
Sales                                                        $ 870,000          $ 864,000

Cost of sales                                                  449,000            473,000
                                                             ---------          ---------

       Gross profit (loss)                                     421,000            391,000

Selling, general and administrative expenses                   812,000            790,000

Research and development expenses                               82,000             77,000

Interest and expense, net of interest income                    31,000             20,000
                                                             ---------          ---------

Loss from operations before benefit for income taxes          (504,000)          (496,000)

Benefit for income taxes                                            --                 --
                                                             ---------          ---------

Net (loss)                                                    (504,000)          (496,000)
                                                             =========          =========

Net (loss), per share
                                                                 (0.05)             (0.05)
                                                             =========          =========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    Six Months Ended March 31, 1997 and 1996


                                                                1997                 1996
                                                             (unaudited)          (unaudited)
                                                             -----------          -----------
Sales                                                        $ 2,170,000          $ 1,411,000

Cost of sales                                                    961,000              898,000
                                                             -----------          -----------

       Gross profit (loss)                                     1,209,000              513,000

Selling, general and administrative expenses                   1,719,000            1,254,000

Research and development expenses                                167,000               77,000

Interest and expense, net of interest income                      71,000               33,000
                                                             -----------          -----------

Loss from operations before benefit for income taxes            (748,000)            (851,000)

Benefit for income taxes                                          (5,000)              (5,000)
                                                             -----------          -----------

Net (loss)                                                      (753,000)            (856,000)
                                                             ===========          ===========

Net (loss), per share
                                                                   (0.07)               (0.08)
                                                             ===========          ===========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 1997 and 1996

                                                                    1997                 1996
                                                                 (unaudited)          (unaudited)
                                                                 -----------          -----------

Cash flows (used in) operating activities:

       Net (loss)                                                $  (753,000)         $  (856,000)
       Adjustments to reconcile net (loss) to net cash
          used for operating activities
             Depreciation and amortization                           152,000              120,000
             (Increase) decrease in:
                   Accounts receivable                               221,000               64,000
                   Other current assets                              (23,000)              37,000
             Increase (decrease) in:
                   Accounts payable and accrued expenses            (130,000)               1,000
                                                                 -----------          -----------
                                                                    (533,000)            (634,000)
                                                                 -----------          -----------
Cash flows (used in) investing activities:
       Increase in deposits                                          (11,000)             (10,000)
       Net purchase of subsidiary                                         --             (572,000)
       Sale (purchase) of property and equipment                     377,000              (28,000)
                                                                 -----------          -----------
                                                                     366,000             (610,000)
                                                                 -----------          -----------
Cash flows (used in) provided by financing activities
          Proceeds from issuance of common stock                     434,000            1,811,000
          Borrowings, net of repayments                             (242,000)              71,000
                                                                 -----------          -----------
                                                                     192,000            1,882,000
                                                                 -----------          -----------

Increase (Decrease) in cash                                           25,000              638,000
Cash, beginning                                                      240,000              466,000
                                                                 -----------          -----------
Cash, ending                                                         265,000            1,104,000
                                                                 ===========          ===========

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


    Results of Operations:

    In the second quarter of fiscal 1997 the Company reported a net loss of $504,000 or $0.05 per share as compared to a net loss of $496,000 or $0.05 per share in the prior year. Sales for the quarter were $870,000 compared with $864,000 in the prior year. Gross margins continue at anticipated levels.

    The Company's sales depend in part upon its customer's decision as to when to implement measures to meet 1998 compliance requirements. The Company believes that the market for its services may accelerate as compliance deadlines approach.

    Financial Condition and Liquidity:

    The Company has historically relied upon shareholder capital to fund operational deficits and expects to continue funding any operating deficits through equity infusions in fiscal 1997. The Company is in the process of negotiating a combination equity and debt financing arrangement expected to net funds in excess of amounts required to adequately finance operations and expansion plans.

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

    Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WATSON GENERAL CORPORATION
                                            (Registrant)




    Date:  May 13, 1997              By:    /s/ Ronald G. Crane
                                        ---------------------------------
                                        Ronald G. Crane
                                        President and CEO




    Date:  May 13, 1997              By:    /s/ Joseph L. Christoffel
                                        ---------------------------------
                                        Joseph L. Christoffel
                                        Chief Financial Officer