Form 10KSB40/A
period 1996-09-30
WATSON GENERAL CORP
filed 1997-07-11
CIK 817820

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to _________

                         Commission File Number 0-16011

                           WATSON GENERAL CORPORATION
                 (Name of small business issuer in its charter)

         CALIFORNIA                                   95-2873757
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation of organization                    Identification No.)

        32-B MAUCHLY
     IRVINE, CALIFORNIA                                  92718
    (Address of principal                              (Zip Code)
      executive offices)

                   Issuer's telephone number:  (714) 727-4020

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

State issuer's revenues for its most recent fiscal year:  $4,089,000

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

===============================================================================

Part II. Item 6 is hereby amended in its entirety as follows:

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

Net sales for fiscal 1996 were $4,089,000, an increase of $1,099,000 from $2,990,000 for fiscal 1995. The increase was due in large part to the acquisition of EnviroQuest Technologies, Ltd. whose net sales for the eight months after acquisition were $860,000. The remaining increase was due to increased volume of services performed by the Company's other subsidiaries. There were no material price increases during the year. With the acquisition of EnviroQuest Technologies, Ltd. the Company now monitors over 22,000 underground storage tanks. During the year the Company established affiliate relationships in Australia and Korea. While no sales were derived from these relationships during fiscal 1996, the Company sees strong international potential for its products and services.

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

At September 30, 1996 the Company's current liabilities exceeded current assets by $598,000 compared to a surplus of current assets over current liabilities of $731,000 at September 30, 1995. The Company's business does not require material ongoing capital expenditures

The Company has historically relied upon shareholder capital to fund operational deficits, and expects to continue funding any operating deficits through equity infusions in fiscal 1997. The Company is in the process of negotiating an equity financing arrangement expected to net funds in excess of amounts required to adequately finance operations and expansion plans. The Company also intends to sell certain real estate assets to generate working capital.

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

                                               WATSON GENERAL CORPORATION



Date:  July 10, 1997                           By  /s/ JOSEPH L. CHRISTOFFEL
                                                   ---------------------------
                                                       Joseph L. Christoffel
                                                       Chief Financial Officer