Form 10KSB40
period 1997-06-30
WATSON GENERAL CORP
filed 1997-09-26
CIK 817820

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _____ to _____

                         Commission File Number 0-16011

                           WATSON GENERAL CORPORATION
                 (Name of small business issuer in its charter)

       CALIFORNIA                                                95-2873757
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization                                   Identification
No.)

12265 W. BAYAUD AVE #110                                            80228
     LAKEWOOD, CO
 (Address of principal                                            (Zip Code)
   executive offices)

Issuer's telephone number:  (303) 986-8011

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form this 10-KSB or any amendment thereto. [X]

State issuer's revenues for its most recent fiscal year: $2,325,076.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 18, 1997 was $11,925,350 For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of September 18, 1997, was 18,344,633.
================================================================================

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS


Watson General Corporation (the "Registrant" or the "Company"), a California Corporation founded in 1947 and based, at year end, in Irvine California, is an emerging growth company in the environmental services industry. During the fiscal year the Company engaged in three different businesses, leak detection, antifreeze recycling, and removal/installation of underground storage tanks, through its wholly-owned operating subsidiaries, Ustman Industries, Inc, Watson Systems, Inc., Toxguard Fluid Technologies, Inc. and Toxguard Systems, Inc.

The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks ("UST's") and to eliminate its existing holding company structure. As part of this strategic plan, the Company intends to divest Toxguard Fluid Technologies, Inc (on-site antifreeze recycling). Subsequent to the end of the fiscal year Toxguard Systems, Inc. ceased operations and filed a voluntary petition for bankruptcy under Chapter 7 of the bankruptcy code.

The Company is an industry leader in the remote monitoring/monthly monitoring for leak detection and inventory management of UST's, utilizing a form of leak detection known as Statistical Inventory Reconciliation ("SIR"). The Company offers a comprehensive range of services and products that 1) enables cost-effective compliance with EPA and State regulatory requirements, and 2) provides value-added fuel management and cost reduction capabilities to the tank owner.

                     Representative Leak Detection Customers

                                      Amoco
                                    Circle K
                                    Chevron
                               Emro Marketing Co.
                                    Ultramar
                                  Super America
                          Dairy Mart Convenience Stores
                                    Uni-Mart
                                  Pantry, Inc.
                                     Silcorp
                                Cumberland Farms
                                    E-Z Serve
                                 Total Petroleum
                                Pioneer Petroleum
                                Diamond Shamrock

THE MARKETS AND PRODUCTS

Leak Detection/Monthly Monitoring of Underground Storage Tanks

The Company's strategic plan is to focus on services/products directed to the owners of UST's, providing cost-effective regulatory compliance for leak detection monthly monitoring, and fuel management. The Company's customers are primarily petroleum-related, including oil, transportation and retail companies, but also include federal and municipal agencies, and other commercial and industrial tank owners.

By December 1998, compliance requirements for over 1,200,000 underground storage tanks (UST's) will accelerate to require monthly monitoring for most tanks and their surrounding delivery systems (i.e., pipes and dispensers). Some newer tanks may be excluded from this requirement.

Leak detection emerged as a major issue in the U.S. during the second half of the 1980's. Public and regulatory concerns arose that leaking tanks (whether the tanks were in fact leaking, or whether they might leak in the future) posed a contamination threat to the U.S. underground water supply, which supplies a large part of the drinking water used in the U.S. Additionally, leaks from tanks containing petroleum products or derivatives created the risk of underground or aboveground fires and explosions, resulting from discharges or fumes. As any UST is vulnerable to leakage over time, without a proper leak detection system installed and working, the harmful effects of leaking UST's remain a constant threat.

Regulation of UST's is not new, nor are long-standing commitments by regulators to address this issue likely to change. Beginning in 1988, the EPA mandated that virtually every tank (depending on local and State regulatory requirement) must have a leak detection system in place by December 1998. This mandate was implemented on a phased approach based upon the age of the tank.

There are five methods of leak detection currently used. The first three of these methods are the primary methods currently in use:

         1) Tank Tightness Testing,

         2) Automatic Tank Gauges ("ATG's"); and

         3) Statistical Inventory Reconciliation ("SIR")

         4) Vapor Monitoring Wells

         5) Secondary Containment with Interstitial Monitoring

Of the three primary methods of leak detection currently used, the first, Tank Tightness Testing, will for the most part not meet the new EPA requirements for monthly monitoring, which become effective in December 1998, as Tank Tightness Testing is generally performed annually. Tank Tightness Testing normally requires that the station be closed, the tank be filled, isolated and shut down, and then tested for loss of product. These tests result in loss of sales and corresponding customer inconvenience.

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

Of the three methods, Statistical Inventory Reconciliation ("SIR") is the most cost-effective method that complies with the December 1998 leak detection/monthly monitoring requirements. Unlike Tank Tightness Testing and many existing ATG's, SIR checks the integrity of piping, dispensers and tanks since it looks for losses of inventory from the whole system, rather than just from one part of it. Its annual cost is normally less than that of a Tank Tightness Test, and, in addition to meeting the December 1998 regulatory requirements for monthly monitoring, it provides more information useful for inventory management and control.

In 1988, when the EPA leak detection requirements first went into effect, there were about 2 million UST's in the U.S. Since then, the number has declined dramatically, to about 1.2 million tanks, as a result of the phase-out of older tanks. The core UST population in the U.S., representing the existing 1.2 million UST's, are used primarily for storage of petroleum products and derivatives, which must be located underground, and for which no alternative method of storage exists.

Of these 1.2 million tanks, it is estimated that up to 500,000 tanks, are either
1) using Tank Tightness Testing, and will have to convert to another method by December 1998, or 2) not utilizing any leak detection system. Because of SIR's inherent advantage in providing the most practical and cost-effective means for regulatory compliance (as well as inventory management), the industry has recognized that SIR may become the method of choice for the preponderance of these tank owners because SIR most closely approximates, or is less than, their current costs of Tank Tightness Testing.

In early 1996, the Company completed the acquisition of EnviroQuest Technologies, Ltd., an industry leader in Statistical Inventory Reconciliation ("SIR") software. EnviroQuest was consolidated operationally with another of the Company's subsidiaries, EnvirAlert, Inc., and a new corporate name, Watson Systems, Inc., was adopted.

In May of 1997 the Company acquired USTMAN Industries ("USTMAN") the number one provider of SIR software and services in the United States. USTMAN was founded in 1990, and was the first SIR company to receive third-party certification after the EPA approved the SIR method. Since that time, USTMAN has grown to become the leader in SIR with a proven record of outstanding customer service.

Upon the completion of the acquisition of USTMAN the Company announced plans for a major restructuring and consolidation to be completed by September 1997. Among the steps to be taken are:

o The Kansas City Missouri and Irvine, California operations of Watson General will be closed and their operations consolidated into the Lakewood, Colorado operations of USTMAN.

o A reduction in personnel at the combined operations will be made in order to optimize staffing by eliminating duplicate functions, and thereby reducing operating expense levels.

o The Watson General holding company structure will be collapsed in favor of a single corporate entity for all operations. The Company's name will be changed to Ustman

Technologies, Inc., pending approval by shareholders at the annual meeting planned for October 30, 1997.

As a clear industry leader for SIR services and software, the Company believes it is well positioned to capture a significant portion of this market. The Company has the largest installed base of customers (including top-tier national oil and gas companies and leading independent petroleum marketers), a well-known brand name, an established reputation for quality, consistency, reliability and technological innovation, a national sales force and marketing network, and cutting-edge, competitively superior software products and services.

The Company offers a comprehensive range of services and products in the industry including:

        USTMAN SIR Statistical inventory reconciliation service for UST leak detection and regulatory compliance

        SIRPLUS Automatic tank level monitoring gauge system with automatic meter reading capabilities and the SIR System.

        EXTREME Software to gather and SIR inventory data remotely and transmit it for SIR processing

At June 30, 1997, the Company's leak detection/monthly monitoring of underground storage tanks business had no material backlog, and employed 45 people.

On-Site Antifreeze Recycling

Toxguard Fluid Technologies, Inc. ("TFT") is a provider of on-site antifreeze recycling in the environmental services industry.

TFT entered the mobile antifreeze/coolant recycling business in June 1993, commencing operations in Irvine, CA. TFT has grown to become the largest on-site mobile recycler of used antifreeze in the U.S. It services customers throughout Southern California including gasoline stations, repair facilities and related automotive service outlets, trucking and fleet companies, and governmental facilities.

Toxguard Fluid Technologies employs 11 people

Underground Tank and Remediation Services

Toxguard Systems, Inc. ("TSI") is a provider of custom environmental consulting services, and installation/removal of under and above ground storage tank systems. Subsequent to the end of the fiscal year TSI ceased operations and filed a voluntary petition for bankruptcy under Chapter 7.

At June 30, 1997 Toxguard Systems employed 11 people.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

Compliance with federal, state and local environmental regulations has not had a material effect on the capital expenditures, operations or competitive position of the Company or its subsidiaries. Such regulations should, however, increase the need for the Company's products and services, thus enhancing the future operations and competitive position of the Company.

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

On January 30, 1996, the Company acquired all of the outstanding capital stock of EnviroQuest Technologies, Ltd. ("ETL"), a Kansas City, Missouri based developer of Statistical Inventory Reconciliation (SIR) software to monitor underground storage tanks for leak detection. After the acquisition the subsidiary was renamed Watson Systems, Inc. ("WSI"), and the Company's previous environmental software activities were combined into WSI.

The adjusted purchase price was $1,740,000, consisting of 184,000 shares of the Company's common stock valued at $483,000, options to acquire 220,000 shares of common stock valued at $367,000, $800,000 in cash, $51,000 in promissory notes and $39,000 of direct acquisition costs. In accordance with settlement and release agreements entered into by the Company and the former shareholders of ETL following the acquisition, the number of common shares of the Company issued in exchange for ETL shares was reduced by 816,000 shares, promissory notes in the amount of $194,000 issued by the Company were returned, and a former owner of ETL resigned as a Director of the Company and released the Company from its obligation to seek his election to the Board.

In May, 1997, the Company acquired all of the outstanding capital stock of USTMAN Industries, Inc. ("USTMAN"), a Lakewood, Colorado based provider of Statistical Inventory Reconciliation services. The purchase price was $5.25 million in cash and a $500,000 promissory note. The note bears interest at the rate of 8.5% per annum, payable quarterly, with all principal due on June 1, 1998. Repayment of the note has been guaranteed by USTMAN and by one other subsidiary of the Company, Watson Systems, Inc. and EnvirAlert, Inc. Immediately prior to the closing, all cash and cash equivalents of USTMAN on the close of business on May 21, 1997 were transferred to NDE. In addition, the Stock Purchase Agreement provides for an adjustment to the purchase price estimated at $376,000. The Company is currently disputing this purchase price adjustment with NDE.

The Company obtained $7,000,000 of financing for the USTMAN acquisition and for working capital from Sagaponack Partners, L.P. ("Sagaponack"), a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, the "Investors"), pursuant to a Securities Purchase Agreement dated May 22, 1997. Senior Subordinated Notes in the aggregate principal amount of $7,000,000 were issued to the Investors, and are due and payable in five years, subject to mandatory prepayment in certain circumstances. Interest on the notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes, subject to further adjustment in specified instances. The notes are secured by the assets of the Company, including the stock of certain of its subsidiaries, and by the assets of the principal subsidiaries of the Company, including USTMAN and Watson Systems, Inc.

Sagaponack was issued 7,304,520 shares of the Company's Common Stock, representing 40% of the total number of shares of Common Stock outstanding immediately after such issuance, and warrants to purchase shares of Common Stock in an amount sufficient, upon the exercise of any outstanding options and warrants, for Sagaponack to maintain its 40% ownership of the outstanding Common Stock of the Company. Such warrants will be at the same price and term as the options or warrants exercised by third parties.

ITEM 2.  DESCRIPTION OF PROPERTY

At June 30, 1997 the Company and its subsidiaries operated out of leased office and warehouse space located at 32-B Mauchly, Irvine, California, and 12255 W. Bayaud Ave Lakewood, Colorado.

The Company plans to close its Irvine, California offices at the end of its lease which expires in August, 1997. Management believes that its corporate offices in Lakewood, Colorado are suitable and adequate for its present needs. There are no plans to lease any additional space.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party, or to which any of its property is subject, nor is such litigation threatened, other than ordinary routine litigation which is incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ SmallCap market. The symbol for the Company's Common Stock is "WGEN". High and low bid prices for each quarterly period within the two most recent fiscal years were as follows based upon information supplied to the Company by NASDAQ:

Year Ended June 30, 1997         4th Qtr.      3rd Qtr      2nd Qtr.   1st Qtr.(1)
                                 --------      -------      --------   -----------
         High bid                 $2-1/8       $2-1/8        $2-5/16

         Low bid                   1-5/16         29/32         7/8

Year Ended June 30, 1997         4th Qtr.      3rd Qtr      2nd Qtr.   1st Qtr.(1)
                                 --------      -------      --------   -----------
         High bid                  2-3/8        2-7/8         3-1/8      4-1/8

         Low bid                   1-1/2        1-11/16       2-1/4      2

(1) The Company changed its fiscal year in July of 1997 to end June 30. Due to this change the 1st calendar quarter of the fiscal year ended June 30, 1997 is the same time period as the fourth quarter of the fiscal year ended September 30, 1996 and is not replicated here.

As of September 18, 1997, there were approximately 400 record holders of the Company's Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

During the months of February, 1997 to April, 1997 the Company sold 455,000 shares of unregistered common stock at a price of $1.00 to accredited investors. The Company claimed an exemption under Section 42, sale of non-public securities. 20,000 shares of unregistered common stock were issued as commissions.

On May 22, 1997 the Company sold 7,304,520 shares of unregistered common stock as more fully disclosed in Item 1.

The Company has never declared a cash dividend on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION OF ANALYSIS OR PLAN OF OPERATION

The Company reported a net loss of $1,979,000 for the nine months ended June 30, 1997 compared to $2,066,000 for the twelve month fiscal year ended September 30, 1996. The increase in annualized operating losses are due in significant part to:

         Write off of the Company's investment in Toxguard Systems, Inc. which filed for bankruptcy. This charge is partially offset by the elimination of the net losses of Toxguard Systems from the Company's consolidated financial statements.

         Settlement of a lawsuit with National Environmental Tank Test Company.

         Costs for the closure of the Company's Kansas City Office.

The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks ("UST's") and to eliminate its existing holding company structure. As part of this strategic plan, the Company intends to divest its Toxguard Fluid Technologies, Inc (on-site antifreeze recycling) subsidiary. Subsequent to June 30, 1997 Toxguard Systems, Inc. ceased operations and filed a voluntary petition for bankruptcy under Chapter 7.

In May of 1997 the Company acquired USTMAN Industries ("USTMAN") the number one provider of SIR software and services in the United States. USTMAN was founded in 1990, and was the first SIR company to receive third-party certification after the EPA approved the SIR method. Since that time, USTMAN has grown to become the leader in SIR with a proven record of outstanding customer service. Upon the completion of the acquisition of USTMAN the Company announced plans for a major restructuring and consolidation to be completed by September 1997. This restructuring and consolidation is anticipated to result in annual savings of approximately $1,700,000.

Net sales for the nine months ended June 30, 1997 were $2,325,000, an increase from $1,236,000 for the nine months ended June 30, 1996 (net sales of Toxguard Systems, Inc. have been excluded). This increase is due primarily to the acquisition of EnviroQuest Technologies in January 1996 and USTMAN Industries in May 1997. The remaining increase was due to increased volume of services performed by the Company's other subsidiaries and the gain on sale of property held for sale. There were no material price increases during the year.

The Company's sales depend in part upon its customer's decision as to when to implement measures to meet 1998 compliance requirements. The Company believes that the market for its services may accelerate as compliance deadlines approach.

Selling, general and administrative expenses increased to $2,912,000 in the nine month fiscal year ended June 30, 1997 compared to $3,368,000 for the twelve months ended September 30, 1997. The increase is in large part due to additional costs of the new operating subsidiaries identified above and the other one-time charges identified above.

Liquidity & Capital Resources

The Company effectively financed its net cash used in operating activities for the fiscal year by issuance of common stock.

At June 30, 1997 the Company's current liabilities exceeded current assets by $119,000 compared to a deficit of current assets over current liabilities of $598,000 at September 30, 1996. The Company's business does not require material ongoing capital expenditures.

In May 1997 the Company obtained $7,000,000 in financing for the acquisition of USTMAN Industries, and working capital. The Company management believes that as a result of this financing the Company will have adequate resources for the next twelve months of operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached as an exhibit to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

RONALD G. CRANE has served as a Director of the Company since 1973. At the January 19, 1993 Watson General Corporation Board of Directors meeting, Mr. Crane was appointed President and Chief Operating Officer of the Company. In July 1994 Mr. Crane was appointed Chief Executive Officer. In May, 1997 Mr. Crane relinquished the position of President. Mr. Crane is also President and Chief

Executive Officer of Toxguard Systems, Inc. and EnvirAlert, Inc. Mr. Crane is a Director of Toxguard Systems, Inc. which as previously disclosed has filed for bankruptcy (see Item 1). Mr. Crane is 51.

DAN R. COOK has served as a Director of the Company since May 1997. At the May 22, 1997 Watson General Corporation Board of Directors meeting, Mr. Cook was appointed President of the Company. In 1992 Mr. Cook was appointed as Chief Operating Officer of USTMAN Industries, and has also been its President since January 1994. Mr. Cook is also a CPA. Mr. Cook is 47.

BARRY S. ROSENSTEIN has served as a Director of the Company since May 1997. Mr. Rosenstein is a Managing Partner of Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. From 1991 to 1996 Mr. Rosenstein served as a General Partner of Genesis Merchant Group Securities and served as the head of its Investment/Merchant Banking Group. Mr. Rosenstein is currently a director of Venture Stores, Inc., PDS Associates, and Marisa Christina, Inc. Mr. Rosenstein is 38.

MARC A. WEISMAN has served as a Director of the Company since May 1997. Mr. Weisman is a Managing Partner of Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. From January 1996 to August 1996, Mr. Weisman served as Director in the Principal Transactions Group at CS First Boston where he ran the High Yield Real Estate Finance Division. From 1988 to 1996, Mr. Weisman was Chief Financial Officer and Executive Vice President of the Adco Group, a privately held real estate and financial services company. Mr. Weisman is currently a director of two private companies: Product Resources, Inc. and Superior Bank SFB. Mr. Weisman is 44.

DONALD W. PHILLIPS has served as a Director of the Company since May 1997. Mr. Phillips is the President and CEO of Forstmam-Leff International, Inc. a Refco Group, Ltd. Company. From 1990 to 1997, Mr. Phillips was Chairman of Equity Institutional Investors. Mr. Phillips is a Director of several manufacturing and investment companies.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation provided to the Company's Chief Executive Officer. No other executive officer or employee received, total annual salary and bonus exceeding $100,000.00.

NAME AND PRINCIPAL                  FISCAL               ALL OTHER
     POSITION                        YEAR     SALARY    COMPENSATION
------------------                  ------    -------   ------------
RONALD G. CRANE(1)                   1997     59,319(4)
         Chief Executive Officer     1996     75,000
         Ex-President                1995     75,000

CHARLES A. WATSON(2)                 1997     54,923(4)  27,978(3)(4)
         Retired Chairman            1996     84,000     36,183(3)
         of the Board                1995     84,000     34,992(3)

(1) Mr. Crane did not receive any bonus or other annual compensation during the fiscal year ended June 30, 1997. Mr. Crane did not receive or exercise any options to purchase Common Stock during the fiscal year ended June 30,

    1997. Certain options granted to Mr. Crane in prior years were restructured during the year ended June 30, 1997, see footnote 99999 under Item 11 below. Mr. Crane did not receive any long-term incentive plan award during the fiscal year ended June 30, 1997. Mr. Crane received no other compensation during the fiscal year ended June 30, 1997.

(2) Mr. Watson resigned from the Company on May 22, 1997. Mr. Watson did not receive any bonus or other annual compensation. Mr. Watson did not receive or exercise any options to purchase Common Stock during the fiscal year ended June 30, 1997 and held no unexercised options on June 30, 1997. In addition, Mr. Watson did not receive any long-term incentive plan award during the fiscal year ended June 30, 1997. Mr. Watson does not have an employment agreement with the Company.

(3) The Company has adopted a retirement plan for Mr. Charles A. Watson. Benefits of $2,700 per month are payable to Mr. Watson or his wife, if she survives him, for life with a ten year guaranteed payment, subject also to annual cost of living increases.

(4) The Company changed its fiscal year in July of 1997 to end June 30. The amount presented is for the nine-month period October 1, 1996 to June 30, 1997.

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

Other Compensation

On May 22, 1997 the Company began paying $25,000 per quarter to Sagaponack Partners, L.P as. compensation for the Board of Director fees of Barry Rosenstein and Marc Weisman.

On May 22, 1997 the Company began to pay Don Phillips Board of Directors fees of $1,667, along with reasonable expenses, for physical attendance per Board of Directors meeting, plus $5,000 annually. In addition the Company has represented that it will issue to Don Phillips shares of common stock of the Compnay equal to one tenth of one percent of the outstanding stock of the Company at the conclusion of each year of service on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 18, 1997 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock.

                                 NUMBER OF SHARES             PERCENT OF
NAME                            BENEFICIALLY OWNED        OUTSTANDING SHARES
----                            ------------------        ------------------
Sagaponack Partners, L.P.           7,337,853(1)                40.0%
170 Columbus Ave., 5th Floor
San Francisco, CA 94133

                                 NUMBER OF SHARES             PERCENT OF
NAME                            BENEFICIALLY OWNED        OUTSTANDING SHARES
----                            ------------------        ------------------
Charles A. Watson                   1,045,000                    5.7%
5166 Soledad Road
San Diego, CA 92109

(1) Does not include 2,625,432 warrants to purchase shares of Common Stock which are exercisable at the times and prices, and to the extent, that other options and warrants of the Company are exercised after May 22, 1997 in order to maintain Sagaponack Partners, L.P.'s 40% ownership of the outstanding Common Stock of the Company.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 18, 1997 of (i) each director, (ii) the chief executive officer of the Company named in the Summary Compensation Table appearing in Item 10, and (iii) all directors and executive officers of the Company as a group.

                                 NUMBER OF SHARES             PERCENT OF
NAME                            BENEFICIALLY OWNED        OUTSTANDING SHARES
----                            ------------------        ------------------
Ronald G. Crane                    1,121,500(1)                 5.89%
12265 W. Bayaud Ave, #110
Lakewood, CO 80228

Dan R. Cook                          600,000(2)                 3.17%
12265 W. Bayaud Ave., #110
Lakewood, CO 80228

Barry S. Rosenstein                7,337,853(3)                40.00%
170 Columbus Ave., 5th Floor
San Francisco, CA 94133

Marc A. Weisman                            0                    0.00%
645 Fifth Ave., 8th Floor
New York, NY 10022

Donald W. Phillips                         0                    0.00%
111 W. Jackson Blvd., Ste 1800
Chicago, IL 60604

Joseph L. Christoffel                350,000(4)                 1.87%
12265 W. Bayaud Ave., #110
Lakewood, CO 80228

All officers and directors
as a group (five persons)          9,409,353                   47.06%

(1) Includes options granted by the Company to purchase up to 700,000 shares of common stock. The options are fully vested and expire April 3, 2002. The options are exercisable at $1.53 per share.

(2) Includes options granted by the Company to purchase up to 600,000 shares of common stock. The options vest as to 150,000 on each of April 30, 1998, 1999, 2000, 2001 and expire three years from vesting. All options are exercisable at $1.00 per share.

(3) Includes 7,337,853 shares of Common Stock owned by Sagaponack Partners, L.P. which are indirectly beneficially owned by Mr. Rosenstein as the managing member of RSP Capital, L.L.C. which is the general partner of Sagaponack Partners, L.P.

    Does not include 2,625,432 warrants to purchase shares of Common Stock which are exercisable at the times and prices, and to the extent, that other options and warrants of the Company are exercised after May 22, 1997 in order to maintain Sagaponack Partners, L.P.'s 40% ownership of the outstanding Common Stock of the Company. Mr. Rosenstein indirectly beneficially owns these warrants as the managing member of RSP Capital, L.L.C. that is the general partner of Sagaponack Partners, L.P.

(4) Includes options granted by the Company to purchase up to 350,000 shares of common stock. The options are fully vested and expire April 3, 2002. The options are exercisable at $1.53 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1994, Charles A. Watson loaned $49,900 to the Company at no interest as earnest monies for the potential acquisition of real property located in San Diego, California. The loan of $49,900 was repaid by the Company.

In November 1996, Charles A. Watson agreed to loan the Company $200,000 at an annual interest rate of 10.25% for a period of 120 days. In November and December 1996 $165,000 was drawn from this commitment. The loan is secured by the Company's stock in Watson Value Assets LLC that was formed in October 1996. The loan was repaid by the Company.

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

        10.4 Stock purchase agreement dated January 30, 1996 between the Company and the Shareholders of EnviroQuest Technologies, Ltd. is incorporated herein by reference to the Company's Current Form 8-K filed on February 13, 1996.

        10.5 Settlement agreement and release agreement dated April 5, 1996 between the Company and Frances Marencik a former shareholder of EnviroQuest Technologies, Ltd. is incorporated herein by reference to the Company's Current Form 8-K/A filed on April 15, 1996.

        10.6 Settlement agreement and release agreement dated July 29, 1996 between the Company and John Marencik a former shareholder of EnviroQuest Technologies, Ltd. is incorporated herein by reference to the Company's Current Form 8-K filed on August 12, 1996.

        10.7 Stock Option agreement dated April 3, 1997 between the Company and Ronald G. Crane.

        10.8 Stock Option agreement dated April 3, 1997 between the Company and Joseph L. Christoffel.

        10.9 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook.

        10.10 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook.

        10.11 Employment agreement dated May 22, 1997 between the Company and Ronald G. Crane.

        10.12 Employment agreement dated May 22, 1997 between the Company and Joseph L. Christoffel.

        10.13 Stock purchase agreement dated May 22, 1997 between the Company and NDE Environmental Corporation for the purchase of the common stock of USTMAN Industries is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.14 Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.15 Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.16 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.17 Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.18 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.19 Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        10.20 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P., Sagaponack International Partners, L.P. and certain shareholders of the Company is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

        21    Subsidiaries of Registrant

        23    Consent of Independent Auditors

        27    Financial Data Schedule


(B) DURING THE REGISTRANT'S QUARTER ENDED JUNE 30, 1997, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K:

         8/K      Acquisition of Ustman Industries, Inc and
                  financing by Sagaponack Partners, L.P. and
                  Sagaponack International, L.P.                   Filed 6/7/97

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        WATSON GENERAL CORPORATION




Date:  September 25, 1997               By  /s/ RONALD G. CRANE
                                           -------------------------------------
                                           Ronald G. Crane
                                           Chief  Executive Officer

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


SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----


/s/ RONALD G. CRANE                         Chief Executive Officer,                    September 25, 1997
------------------------------------        and Director
(Ronald G. Crane)



/s/ DAN R. COOK                             President and Director                      September 25, 1997
------------------------------------
(Dan R. Cook)



/s/ JOSEPH L. CHRISTOFFEL                   Chief Financial Officer (Principal          September 25, 1997
------------------------------------        Financial Officer and Principal
(Joseph L. Christoffel)                     Accounting Officer), Secretary



/s/ BARRY S. ROSENSTEIN                     Co-Chairman of Board of Directors,          September 25, 1997
------------------------------------        and Director
(Barry S. Rosenstein)



/s/ MARC A. WEISMAN                         Co-Chairman of Board of Directors,          September 25, 1997
------------------------------------        and Director
(Marc A. Weisman)



/s/ DONALD W. PHILLIPS                      Director                                    September 25, 1997
------------------------------------
(Donald W. Phillips)

                        Consolidated Financial Statements

                           Watson General Corporation

                       For the nine months ended June 30,
                     1997 and 1996 (unaudited) and the year
                            ended September 30, 1996
                       with Report of Independent Auditors

                           Watson General Corporation

                        Consolidated Financial Statements

                For the nine months ended June 30, 1997 and 1996
                (unaudited) and the year ended September 30, 1996


                                    CONTENTS

Report of Independent Auditors.......................................................1

Financial Statements

Consolidated Balance Sheets..........................................................2
Consolidated Statements of Operations................................................3
Consolidated Statements of Shareholders' Equity......................................4
Consolidated Statements of Cash Flows................................................5
Notes to Consolidated Financial Statements...........................................6

                         Report of Independent Auditors

Board of Directors and Shareholders
Watson General Corporation

We have audited the accompanying consolidated balance sheets of Watson General Corporation as of June 30, 1997 and September 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended June 30, 1997 and the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watson General Corporation at June 30, 1997 and September 30, 1996, and the consolidated results of its operations and its cash flows for the nine months ended June 30, 1997 and the year ended September 30, 1996, in conformity with generally accepted accounting principles.


                                                          /s/Ernst & Young LLP



September 19, 1997

                           Watson General Corporation

                           Consolidated Balance Sheets

                                                                  JUNE 30         SEPTEMBER 30
                                                                   1997               1996
                                                               ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $    799,000       $    240,000
   Accounts receivable (less allowance for doubtful
      accounts of $89,000 in 1997 and $93,000 in 1996)
      (Note 3)                                                      662,000            670,000
   Prepaid expense and other current assets                         418,000             93,000
                                                               ------------       ------------
Total current assets                                              1,879,000          1,003,000

Furniture and equipment:
   Machinery and equipment                                          686,000            754,000
   Computers and equipment                                          749,000            169,000
   Furniture and fixtures                                           219,000            137,000
   Automobiles and trucks                                           100,000            160,000
   Leasehold improvements                                             5,000              5,000
                                                               ------------       ------------
                                                                  1,759,000          1,225,000
   Accumulated depreciation                                       1,004,000            756,000
                                                               ------------       ------------
                                                                    755,000            469,000

Property held for sale (less accumulated depreciation
   of $11,000 in 1996) (Note 4)                                          --            337,000

Intangible assets (less accumulated amortization of
   $377,000 in 1997 and $272,000 in 1996) (Note 1)                8,546,000          2,434,000
                                                               ============       ============
Total assets                                                   $ 11,180,000       $  4,243,000
                                                               ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Note payable                                                $         --       $    105,000
   Accounts payable                                                 264,000            564,000
   Accrued expenses                                                 504,000            346,000
   Deferred revenue                                                 147,000            132,000
   Current portion of long-term debt (Note 5)                     1,083,000            454,000
                                                               ------------       ------------
Total current liabilities                                         1,998,000          1,601,000

Long-term debt, less current portion (Note 5)                     6,423,000            450,000

Other long-term liabilities                                              --             20,000

Deferred employee benefits (Note 8)                                 434,000            435,000

Commitments and contingencies (Note 8)

Shareholders' equity (Note 7):
   Common stock, no par value:
      Authorized shares - 25,000,000
      Issued and outstanding shares - 18,344,633 in 1997
        and 10,487,401 in 1996                                   10,373,000          9,100,000
   Additional paid-in capital                                     1,947,000            653,000
   Accumulated deficit                                           (9,995,000)        (8,016,000)
                                                               ------------       ------------
Total shareholders' equity                                        2,325,000          1,737,000
                                                               ------------       ------------
Total liabilities and shareholders' equity                     $ 11,180,000       $  4,243,000
                                                               ============       ============


See accompanying notes.

                           Watson General Corporation

                      Consolidated Statements of Operations


                                                NINE MONTHS         NINE MONTHS         YEAR ENDED
                                               ENDED JUNE 30       ENDED JUNE 30       SEPTEMBER 30
                                                   1997                1996                1996
                                               -------------       -------------       ------------
                                                                    (unaudited)
Net sales                                       $ 2,325,000         $ 2,541,000         $ 4,089,000

Cost of sales                                       836,000           1,467,000           2,683,000

Selling, general and administrative               2,912,000           2,311,000           3,368,000
   expenses
write-off of investment in Toxguard
   Systems, Inc. (Note 1)                           384,000
                                                -----------         -----------         -----------
                                                 (1,807,000)         (1,237,000)         (1,962,000)

Other income (expense):
   Interest expense                                (172,000)            (96,000)           (134,000)
   Interest income                                    4,000              30,000              35,000
                                                -----------         -----------         -----------
                                                   (168,000)            (66,000)            (99,000)

Loss before income taxes                         (1,975,000)         (1,303,000)         (2,061,000)

Provision for income taxes                           (4,000)             (5,000)             (5,000)
                                                -----------         -----------         -----------
Net loss                                        $(1,979,000)        $(1,308,000)        $(2,066,000)
                                                ===========         ===========         ===========
Per share amounts:
   Net loss                                     $      (.17)        $      (.13)        $      (.22)
                                                ===========         ===========         ===========


See accompanying notes.

                           Watson General Corporation

                 Consolidated Statements of Shareholders' Equity


                                                                                                              TOTAL
                                          COMMON STOCK                  ADDITIONAL         ACCUMU-            SHARE-
                                  -----------------------------          PAID-IN            LATED            HOLDERS'
                                     SHARES           AMOUNT             CAPITAL           DEFICIT            EQUITY
                                  ------------     ------------      --------------     ------------      ------------
Balance at September 30, 1995     $  9,118,019        6,737,000      $      153,000     $ (5,950,000)     $    940,000
   Common stock issued in
      exchange for shares of
      Envir-Alert, Inc.                 11,095           32,000                  --               --            32,000
   Common stock and options
      issued in connection
      with the acquisition
      of Watson System,
      Inc., net of
      adjustment (Note 2)              184,000          483,000             367,000               --           850,000
   Costs associated with
      prior year private
      placement                             --          (18,000)                 --               --           (18,000)
   Common stock and options
      issued in connection
      with private
      placements (Note 7)            1,174,287        1,866,000             133,000               --         1,999,000
   Net loss                                 --               --                  --       (2,066,000)       (2,066,000)
                                  ------------     ------------      --------------     ------------      ------------
Balance at September 30, 1996       10,487,401        9,100,000             653,000       (8,016,000)        1,737,000
   Common stock issued in
      exchange for shares of
      Envir-Alert, Inc.                  4,379           12,000                  --               --            12,000
   Common stock and options
      issued in connection
      with private
      placement to the
      Investors (Notes 2 & 7)        7,337,853          713,000           1,294,000               --         2,007,000
   Common stock issued in
      connection with
      private placements
      (Note 7)                         465,000          455,000                  --               --           455,000
   Common stock issued
      for settlement of
      lawsuit (Note 1)                  50,000           93,000                  --               --            93,000
   Net loss                                 --               --                  --       (1,979,000)       (1,979,000)
                                  ------------     ------------      --------------     ------------      ------------
Balance at June 30, 1997            18,344,633     $ 10,373,000      $    1,947,000     $ (9,995,000)     $  2,325,000
                                  ============     ============      ==============     ============      ============


See accompanying notes.

                           Watson General Corporation

                      Consolidated Statements of Cash Flows

                                                                     NINE MONTHS           NINE MONTHS           YEAR ENDED
                                                                    ENDED JUNE 30         ENDED JUNE 30         SEPTEMBER 30
                                                                        1997                  1996                  1996
                                                                  ---------------       ---------------       ---------------
                                                                                          (unaudited)
OPERATING ACTIVITIES
Net loss                                                          $    (1,979,000)      $    (1,308,000)      $    (2,066,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                         388,000               229,000               435,000
    Gain on sale of property held for sale (Note 4)                      (363,000)                   --                    --
    Write-off of net investments in Toxguard Systems,
      Inc. (Note 1)                                                       293,000                    --                    --
    Interest reclassed to debt principal                                   76,000                    --                    --
    Issuance of common stock to settle lawsuit (Note 1)                    93,000                    --                    --
    Loss on sale of equipment                                               6,000                    --                    --
    Net changes in operating assets and liabilities (Note 1)              238,000               248,000               406,000
                                                                  ---------------       ---------------       ---------------
Net cash used in operating activities                                  (1,248,000)             (831,000)           (1,225,000)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                      (27,000)              (48,000)             (139,000)
Improvements on property held for sale (Note 4)                                --                    --               (41,000)
Proceeds from sale of property held for sale                              315,000                    --                    --
Acquisition of USTMAN, net of cash acquired                            (5,247,000)                   --                    --
Acquisition of Watson System, Inc., net of cash acquired                       --              (572,000)             (612,000)
                                                                  ---------------       ---------------       ---------------
Net cash used in investing activities                                  (4,959,000)             (620,000)             (792,000)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    455,000             1,811,000             1,866,000
Proceeds from issuance of stock options                                        --                    --               133,000
Proceeds from issuance of long-term debt, net                           6,724,000                    --               337,000
Principal payments on long-term debt                                     (413,000)             (118,000)             (454,000)
Prior year private placement costs                                             --                    --               (18,000)
                                                                  ---------------       ---------------       ---------------
Net cash provided by financing activities                               6,766,000             1,693,000             1,864,000
                                                                  ---------------       ---------------       ---------------

Increase (decrease) in cash and cash equivalents                          559,000               242,000              (153,000)
Cash and cash equivalents at beginning of period                          240,000               393,000               393,000
                                                                  ---------------       ---------------       ---------------
Cash and cash equivalents at end of period                        $       799,000       $       635,000       $       240,000
                                                                  ===============       ===============       ===============

See accompanying notes.

                           Watson General Corporation

                   Notes to Consolidated Financial Statements
       (Information for the nine months ended June 30, 1996 is unaudited)

                                  June 30, 1997

1. ACCOUNTING POLICIES

BUSINESS

Watson General Corporation (the Company) is a holding company providing environmental services to owners of underground storage tanks through its subsidiaries, Ustman Industries, Inc. (USTMAN) (Note 2), Watson Systems, Inc. (Watson Systems) (Note 2), Toxguard Fluid Technologies, Inc., Envir-Alert, Inc. (Envir-Alert) and Toxguard Systems, Inc. (Toxguard) (Note 9). The Company's services include leak detection, removal and installation of underground storage tanks and antifreeze recycling in the United States and abroad. The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard. All other subsidiaries are wholly owned by the Company.

In June 1997, merger agreements were filed to merge USTMAN, Watson Systems and Envir-Alert into the Company.

In July 1997, Toxguard's Board of Directors elected to cease operations and place Toxguard in Chapter 7 under the Bankruptcy Code, as current obligations could no longer be met. On August 27, 1997, Toxguard voluntarily filed under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court Central District of California. As of June 30, 1997, the Company has written off its net investment and net goodwill in Toxguard of $91,000 and $293,000, respectively, as a result of Toxguard's bankruptcy filing (Note 9).

The Company's consolidated operations for the nine months ended June 30, 1997 and 1996 and the year ended September 30, 1996 were concentrated in a single business segment-environmental industry. The Company's largest customer accounted for approximately 12% of sales for the year ended September 30, 1996. There were no customers greater than 10% of sales for the nine months ended June 30, 1997 and 1996.

BASIS OF PRESENTATION

Effective July 1, 1997, the Company has elected to change its fiscal year to a period beginning July 1 and ending June 30. Accordingly, the accompanying consolidated financial statements present the transition period from the prior fiscal year end of September 30, 1996 to June 30, 1997. Unaudited consolidated results of operations and cash flows for the period October 1, 1995 to June 30, 1996 are presented for comparative purposes.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that Watson General Corporation will continue as a going concern. The Company incurred net losses of $1,979,000 and $2,066,000 for the nine months ended June 30, 1997 and the year ended September 30, 1996, respectively. Additionally, the Company's operations have resulted in negative cash flows of $1,248,000 and $1,225,000 for the nine months ended June 30, 1997 and the year ended September 30, 1996, respectively. The Company's subsidiary USTMAN, acquired in May 1997, reported net income of $561,000, $307,000 and $515,000 for the nine months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively. Additionally, USTMAN's operations have resulted in positive cash flows of $1,840,000 and $71,000 for the years ended December 31, 1996 and 1995, respectively. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

Except for the net assets of Toxguard, which have been written off as of June 30, 1997, as a result of the voluntary Chapter 7 bankruptcy filing of that entity, the consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and generally are depreciated under the straight-line method over their estimated useful lives of four to seven years. Property available for sale is carried at the lower of amortized cost or estimated net realizable value and consists of an operating retail strip center located in El Cajon, California (Note 4). Depreciation is provided using the straight-line method over the building's estimated useful life of 25 years.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

ASSET IMPAIRMENT

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets include property, furniture and equipment, identifiable intangible assets and goodwill. Long-lived assets held for sale are valued at the lower of their carrying amount (amortized cost) or reformatted for value less cost to sell.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

The FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the financial statements.

DEFERRED DEBT AND EQUITY ISSUANCE COSTS

In connection with the private placement of its Senior Subordinated Notes of $7,000,000 and 7,304,520 shares of its common stock (Notes 2, 5 and 7), the Company incurred costs of $2,010,000. The Company allocated the costs of $1,722,000 and $288,000 to intangible assets and common stock, respectively. The deferred debt issuance costs included in intangible assets are being amortized over the term of the Senior Subordinated Notes using the straight-line method.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                 JUNE 30            SEPTEMBER 30
                                                   1997                1996
                                                -----------         -----------
Goodwill                                        $ 2,999,000         $ 1,804,000
Technology                                        4,200,000             900,000
Deferred debt issuance costs                      1,722,000                  --
Copyrights and organization costs                     2,000               2,000
                                                -----------         -----------
                                                  8,923,000           2,706,000
Less accumulated amortization                      (377,000)           (272,000)
                                                -----------         -----------
                                                $ 8,546,000         $ 2,434,000
                                                ===========         ===========

Goodwill related to the USTMAN and Watson Systems, Inc. acquisitions is amortized over 15 years. Other goodwill ($92,000, net carrying value at June 30,1997) is amortized over 20 years. Acquired technology is amortized between 5 and 8 years, and capitalized copyrights and organization costs are amortized on a straight-line basis over 5 years. Amortization expense amounted to $223,000, $126,000 and $169,000 for the nine months ended June 30, 1997 and 1996, and the year ended September 30, 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's cash, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity of these items. The fair value of the Company's long-term debt approximated their carrying amounts at June 30, 1997, based on rates currently available to the Company for debt with similar terms and remaining maturities.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from underground storage tank monitoring, leak detection and related software services are recognized as services are performed.

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

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for performance shares is recorded over the vesting period from the date the underlying stock options are exercised based on the fair market value of the Company's stock on the option exercise date.

LAWSUIT SETTLEMENT

In May 1997, the Company settled a lawsuit with National Environmental Tank Test Company (NETTCO), a former affiliate, with an unfavorable outcome to the Company of $200,000 in cash and 50,000 shares of common stock valued at $93,000. The lawsuit was related to the breach of an affiliate sales agreement.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding. Common equivalent shares have not been considered in the loss per share computations because the effect is antidilutive. Weighted average shares for computing loss per share were 11,727,000, 10,063,000 and 9,434,000 for the nine months ended June 30, 1997 and 1996, and for the year ended September 30, 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to have an antidilutive effect and would not have an effect on the Company's earnings per share for the nine months ended June 30, 1997 and 1996, and the year ended September 30, 1996.

INCOME TAXES

Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using statutory tax rates expected to be in effect in the period in which the deferred tax item is expected to be settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized.

STATEMENT OF CASH FLOWS

The Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS (CONTINUED)

Changes in operating assets and liabilities as shown in the consolidated statements of cash flows, net of acquired assets and liabilities, are as follows:

                                         NINE MONTHS       NINE MONTHS       YEAR ENDED
                                        ENDED JUNE 30     ENDED JUNE 30     SEPTEMBER 30
                                             1997             1996              1996
                                        ------------      ------------      ------------
Restricted cash                         $         --      $     73,000      $     73,000
Accounts receivable, net                     315,000            67,000           158,000
Prepaid expense and other current            (76,000)          (17,000)          107,000
assets
Accounts payable                             (26,000)          (37,000)          164,000
Accrued expenses                             123,000           169,000           (42,000)
Deferred revenue                              15,000            (7,000)          (13,000)
Note payable                                (105,000)               --           (24,000)
Other long-term liabilities                   (8,000)               --           (17,000)
                                        ------------      ------------      ------------
                                        $    238,000      $    248,000      $    406,000
                                        ============      ============      ============

The Company paid state franchise taxes of $5,000, $5,000 and $5,000 for the nine months ended June 30, 1997 and 1996, and for the year ended September 30, 1996, respectively. The Company paid interest of $90,000, $97,000 and $91,000 for the nine months ended June 30, 1997 and 1996, and for the year ended September 30, 1996, respectively.

In connection with the acquisition of USTMAN and Watson Systems in May 1997 and in January 1996, respectively, (Note 2), the Company funded the acquisition as follows:

                                                                        WATSON
                                                     USTMAN            SYSTEMS
                                                  ------------      ------------
Fair value of assets acquired                     $  6,126,000      $  2,007,000
Less:
    Cash acquired                                       (3,000)         (227,000)
    Liabilities assumed                                     --          (267,000)
    Purchase price adjustment liability               (376,000)               --
    Notes payable issued                              (500,000)          (51,000)
    Common stock issued                                     --          (483,000)
    Stock options issued                                    --          (367,000)
                                                  ------------      ------------
Cash paid                                         $  5,247,000      $    612,000
                                                  ============      ============

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


1. ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS (CONTINUED)

Noncash investing and financing activities during fiscal 1996, in addition to the noncash portion of the acquisition of Watson Systems, consists of the issuance of 11,095 shares of common stock with a value of $32,000 and the incurrence of a liability for approximately $12,000 for shares to be issued in fiscal 1997 to acquire a former 8% minority interest in the outstanding common stock interest in EnvirAlert.

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

UNAUDITED INFORMATION

Unaudited financial information for the nine months ended June 30, 1996 has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information.

2. ACQUISITIONS

On May 22, 1997, the Company acquired all of the outstanding capital stock of USTMAN Industries, Inc. (USTMAN), a subsidiary of NDE Environmental Corporation
(NDE), pursuant to a Stock Purchase Agreement between the Company and NDE (the USTMAN Acquisition). USTMAN provides statistical inventory reconciliation services for owners of underground storage tanks. The purchase price was $5.25 million in cash and a $500,000 promissory note. The note bears interest at the rate of 8.5% per annum, payable quarterly, with all principal due on June 1, 1998. Repayment of the note has been

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


2. ACQUISITIONS (CONTINUED)

guaranteed by USTMAN and Watson Systems, Inc. Immediately prior to the closing, all cash and cash equivalents of USTMAN on the close of business on May 21, 1997 were transferred to NDE. In addition, the Stock Purchase Agreement provides for an adjustment to the purchase price within 60 days after the closing to reflect the difference, if any, between the working capital balance of USTMAN at the closing (after taking into account the transfer of cash and cash equivalents to NDE on May 21) and $424,271 (representing the working capital balance of USTMAN as of December 31, 1996.) The Company has estimated the purchase price adjustment to be $376,000 (Note 5) and is currently disputing this amount with NDE.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The Company's purchase price in excess of the net assets of the purchased companies was assigned to goodwill and software based upon the estimated future cash flows of their operations. As of the acquisition date, the Company made a preliminary allocation of $1,622,000 to goodwill and $3,300,000 to software. The Company is amortizing the goodwill and software assets on a straight-line basis over 15 and 8 years, respectively.

The Company obtained $7,000,000 of financing for the USTMAN acquisition and for working capital from Sagaponack Partners, L.P. (Sagaponack), a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, the Investors), pursuant to a Securities Purchase Agreement dated May 22, 1997 (Note 5).

On January 30, 1996, the Company acquired all of the outstanding capital stock of EnviroQuest Technologies, Ltd., a Kansas City, Missouri based developer of Statistical Inventory Reconciliation software to monitor underground storage tanks for leak detection as required by federal, state and local regulations. After acquisition the subsidiary was renamed Watson Systems, Inc., and the Company's previous environmental software activities were combined into Watson Systems.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


2. ACQUISITIONS (CONTINUED)

The adjusted purchase price was $1,740,000, consisting of 184,000 shares of the Companys common stock valued at $483,000, options to acquire 220,000 shares of common stock valued at $367,000, $800,000 in cash, $51,000 in promissory notes and $39,000 of direct acquisition costs. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. This allocation resulted in $1,270,000 of costs in excess of net assets acquired which has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

In accordance with settlement and release agreements entered into by the Company and the former shareholders of Watson Systems following the acquisition, the number of common shares of the Company issued in exchange for Watson Systems shares was reduced by 816,000 shares, promissory notes in the amount of $194,000 issued by the Company were returned and a former owner of Watson Systems resigned as a Director of the Company and released the Company from its obligation to seek his election to the Board.

USTMAN's and Watson Systems' results of operations have been included in the consolidated results of the Company from May 23, 1997 and February 1, 1996, respectively. Proforma unaudited consolidated operating results of the Company, USTMAN, and Watson Systems for the nine months ended June 30, 1997 and 1996, assuming the acquisitions had been made as of the beginning of each fiscal period are summarized below:

                                              NINE MONTHS          NINE MONTHS
                                              ENDED JUNE 30        ENDED JUNE 30
                                                  1997                 1996
                                              -------------        -------------
                                              (unaudited)           (unaudited)
Net sales                                     $  5,201,000         $  5,917,000
Net loss                                         2,705,000            2,752,000
Net loss per share                            $       (.23)        $       (.27)

3. ACCOUNTS RECEIVABLE

Accounts receivable net of allowance for doubtful accounts consists of the following:

                                                     JUNE 30       SEPTEMBER 30
                                                       1997             1996
                                                   -------------   -------------
Amounts billed                                     $     662,000   $     650,000
Retainages billed                                             --          18,000
Recoverable costs and accrued profit on
   contracts in process - not billed                          --           2,000
                                                   -------------   -------------
                                                   $     662,000   $     670,000
                                                   =============   =============

There are no contract receivables at June 30, 1997. Retainages represent amounts withheld from billings by customers or prime contractors as security for job completion. Amounts recorded are expected to be collected within one year.

4. PROPERTY HELD FOR SALE

Property available for sale consists of the following:

                                                                  SEPTEMBER 30
                                                                      1996
                                                                ---------------
Land                                                            $       142,000
Building                                                                206,000
                                                                ---------------
                                                                        348,000
Accumulated depreciation                                                (11,000)
                                                                ---------------
                                                                $       337,000
                                                                ===============

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

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


4. PROPERTY HELD FOR SALE (CONTINUED)

To finance the purchase of the loan, acquisition and foreclosure costs, and in part pay for additional environmental assessments of the property, the Company:

o Entered into a loan agreement with a lending institution which paid the $300,000 to purchase the note. The loan incurred interest at a rate of 14% with interest only payable monthly through maturity at June 23, 1996 (extended to December 23, 1996 through payment of a fee equal to 2% of the outstanding principal balance) and is secured by the purchased note and the Company's underlying security interest in the property. The Company paid a loan origination fee of $25,600.

o Borrowed $49,900 interest free from the Mary L. Watson Trust, of which Charles A. Watson, a director, is the beneficial owner.

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

On October 1, 1996, the Company borrowed $375,000 to refinance the original note payable. This new borrowing was secured by the property, bears interest at 9.75% adjustable semi-annually, and is payable in monthly installments of $3,557, with any remaining principal due October 1, 2001.

Also on October 1, 1996, the Company formed a wholly owned limited liability company (LLC), Watson Value Assets LLC (WVA) into which the property for sale was transferred for liability purposes. In future years the LLC will be consolidated with the operations of Company.

In December 1996, WVA sold the property for $700,000. WVA received $281,000 in cash and its note, dated October 1, 1996, of $374,000 and interest of $3,000 was paid in full by the buyer. The Company recorded a gain on the sale of the property of $363,000 in the nine months ended June 30, 1997.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


5. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       JUNE 30            SEPTEMBER 30
                                                                        1997                  1996
                                                                   --------------        --------------
Senior Subordinated Notes Payable to the Investors (Note 2)        $    6,093,000        $           --

Note payable to NDE, all principal due on June 1, 1998,
  interest payable quarterly at 8.5%, guaranteed by
  USTMAN, Watson Systems, Inc. and EnvirAlert, Inc.,                      500,000                    --
  maturing June 1998 (Note 2)

Purchase price adjustment payable to NDE, due upon
  settlement of disputed purchase price (Note 2)                          376,000                    --

Note payable to a lending institution in monthly
  installments of $3,143 including interest at 9.12%,                      55,000                    --
  maturing January 1999

Note payable to a lending institution secured by real
  property, interest only payable monthly at a rate of
  14% through maturity at June 23, 1996. The Company
  extended the loan through December 23, 1996 for a fee                        --               300,000
  equal to 2% of the outstanding principal balance (Note 4)

Service fleet vehicle loans and other amounts owed,
  due in monthly  installments through 1999 at rates
  ranging from 8.75% to 15.9%, collateralized by the
  related asset                                                            32,000                55,000

Note payable to bank in monthly installments of $10,750
  including interest at 1.5% over the corporate base
  rate (10.5% at September 30, 1996) adjusted quarterly,
  with any remaining unpaid principal due November 2000,
  collaterized by a security interest in accounts
  receivable and certain property and equipment of the
  Company                                                                 381,000               447,000

Guarantor of note payable to bank in monthly
  installments of $3,259 including interest at 10.5%,
  with any remaining principal due November 1997                           28,000                43,000

Unsecured notes payable to former employees and officers
  of an acquired subsidiary. The notes are non-interest
  bearing with various maturities through January 30, 1998                 35,000                51,000

Unsecured note payable to a former officer and
  stockholder in monthly installments of $226, including
  interest at 6.5%, maturing December 2000                                  6,000                 8,000
                                                                   --------------        --------------
                                                                        7,506,000               904,000
Less current portion                                                    1,083,000               454,000
                                                                   --------------        --------------
Long-term portion                                                  $    6,423,000        $      450,000
                                                                   ==============        ==============

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

On May 22, 1997, the Company completed the private placement of its Senior Subordinated Notes in the aggregate principal amount of $7,000,000 and 7,304,520 shares of its common stock (Note 7) to the Investors, and used most of the proceeds therefrom to acquire all of the outstanding capital stock of USTMAN (Note 2). The notes are due and payable in five years, subject to mandatory prepayment in certain circumstances. Interest on the notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes, subject to further adjustment in specified instances. The notes are secured by the assets of the Company, including the stock of certain of its subsidiaries, and by the assets of the principal subsidiaries of the Company, including USTMAN and Watson Systems, Inc. The notes are subject to mandatory prepayment in the event that the Company completes a public offering of newly-issued shares of Common Stock (a Stock Offering), or in the event that one or more persons (other than the Investors or their transferees) acquire at least 50% of the outstanding Common Stock or of the operating assets of the Company (a Company Sale). In addition, the Company must apply toward reduction of principal at least 50% of any excess cash.

During the time that the Senior Subordinated Notes remain outstanding, the Company is subject to a number of negative covenants, as set forth in the Securities Purchase Agreement. As of June 30, 1997, the Company was in compliance or had received a waiver for the covenants. In addition, upon the occurrence of an Event of Default, as defined in the Securities Purchase Agreement, the Senior Subordinated Notes can become immediately due and payable.

The note payable to a lending institution is guaranteed by the Small Business Administration under a loan agreement which permits borrowings up to $500,000. The note payable is personally guaranteed by two former owners of Watson Systems. The note contains certain restrictions which, among other things, limit the amount of salaries, bonuses and dividends payable to officers and directors of the Company.

The note payable to NDE was issued in connection with the purchase of all Ustman's capital stock from NDE (Note 2) in May 1997.

Principal payments on long-term debt are as follows:

         FISCAL YEAR ENDING JUNE 30                                AMOUNT
         --------------------------                           --------------
               1998                                           $    1,083,000
               1999                                                  152,000
               2000                                                  106,000
               2001                                                   73,000
               2002                                                7,076,000
                                                              --------------
                                                              $    8,490,000
                                                              ==============

6. INCOME TAXES

The provision for income taxes consists of the following:

                  NINE MONTHS       NINE MONTHS      YEAR ENDED
                 ENDED JUNE 30     ENDED JUNE 30     SEPTEMBER 30
                    1997               1996             1996
                  ---------         ---------         ---------
Current:
   Federal        $      --         $      --         $      --
   State             (4,000)           (5,000)           (5,000)
                  ---------         ---------         ---------
Total             $  (4,000)        $  (5,000)        $  (5,000)
                  =========         =========         =========

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense is as follows:

                                                  NINE MONTHS         NINE MONTHS         YEAR ENDED
                                                 ENDED JUNE 30       ENDED JUNE 30        SEPTEMBER 30
                                                     1997                1996                1996
                                                  -----------         -----------         -----------
Benefit from loss before provision for
   income taxes computed at statutory rate        $   673,000         $   393,000         $   642,000
Nondeductible expense                                (137,000)                 --                  --
Losses without tax benefit                           (536,000)           (393,000)           (642,000)
California franchise tax                               (4,000)             (5,000)             (5,000)
                                                  -----------         -----------         -----------
                                                  $    (4,000)        $    (5,000)        $    (5,000)
                                                  ===========         ===========         ===========

At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,500,000 which begin to expire in fiscal year 2007.

Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


6. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and September 30, 1996 as follows:

                                                          1997            1996
                                                       ----------    ----------
     Deferred tax assets:
        Operating loss carryforwards                   $3,015,000    $ 2,864,000
        Accrued expenses                                   54,000         60,000
        Book depreciation over tax                         56,000              -
        Other                                              28,000              -
                                                       ----------     ----------
     Total deferred tax assets                          3,153,000      2,924,000
     Valuation allowance                               (1,415,000)    (2,532,000)
                                                       ----------     ----------
                                                        1,738,000        392,000

     Deferred tax liabilities:
        Amortization of purchased technology           (1,738,000)      (357,000)
        Tax over book depreciation                              -        (35,000)
                                                       ----------     ----------

     Net deferred tax assets                           $        -    $         -
                                                       ==========    ===========

A valuation reserve of $1,415,000 has been established due to uncertainty as to the realizability of the Company's net deferred tax assets and liabilities. The change in the valuation allowance for the nine months ended June 30, 1997 and the year ended September 30, 1996 is approximately $1,117,000 and $588,000, respectively.

7. STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK

On May 22, 1997, the Company completed the private placement of $7 million principal amount of its 10% Senior Subordinated Notes (Note 5) due 2002 and 7,304,520 shares of its common stock to the Investors and used most of the proceeds therefrom to acquire all of the outstanding capital stock of USTMAN.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


7. STOCKHOLDERS' EQUITY (CONTINUED)

SALE OF COMMON STOCK (CONTINUED)

During fiscal 1997, the Company completed four private placement offerings in which a total of 465,000 shares of common stock were issued to investors in exchange for $455,000. The shares issued have not been registered under the Securities Act of 1993, as amended (the Act), as they are exempt under Regulation D promulgated by the Securities and Exchange Commission under the Act.

If, upon the occurrence of the first Event of Liquidity (as defined), the Company's cumulative adjusted Earnings Before Taxes, Depreciation and Amortization (EBTDA) per share is not greater than 90% of the amount calculated for such date on certain projections provided to the Investors, then the Company will be obligated to issue additional shares of Common Stock to the Investors in an amount sufficient to increase the percentage of the Company's Common Stock issued to the Investors from 40% to the Adjusted Base Ownership Percentage, as defined. However, in no event shall the Adjusted Base Ownership Percentage be greater than 49.999%. If the Company pays all principal of and interest on the Senior Subordinated Notes prior to October 30, 1998 (other than where such repayment is required as a result of a Stock Offering, Company Sale or acceleration of the indebtedness pursuant to the Securities Purchase Agreement), then no adjustment pursuant to the foregoing shall be required.

During fiscal 1996, the Company completed three private placement offerings in which a total of 1,174,287 shares of common stock were issued to investors in exchange for $1,866,000. The shares issued have not been registered under the Securities Act of 1933, as amended (the Act), as they are exempt under Regulation D promulgated by the Securities and Exchange Commission under the Act.

In connection with the private placement of its Senior Subordinated Notes of $7,000,000 and 7,304,520 shares of its common stock, the Company recorded an original issue discount of $1,000,000 to estimate the value of the 7,304,520 shares of common stock issued in May 1997.

In June 1997, the Investors exercised warrants for a noncash purchase of 33,333 shares of the Company's common stock in order to maintain its 40% ownership of the outstanding common stock of the Company.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


7. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

During 1993, the Company completed a private placement offering of 177,380 units at $6.00 per unit. Each unit consisted of four shares of common stock and a warrant to purchase one share of common stock. As of June 30, 1997, 29,500 shares had been issued on warrants exercised. The warrants, of which 147,880 remain outstanding, have an exercise price of $3.50 per share and originally expired on December 31, 1995, however, on December 12, 1995 the Board of Directors extended the expiration date through December 31, 1997.

In connection with a fiscal 1995 private placement, the Company issued a warrant to the selling agent for the purchase of 50,000 units, identical to those sold in the private placement, at $6.00 per unit, exercisable through March 16, 1998. On February 6, 1996 35,000 additional warrants were issued at the same price per unit which are exercisable immediately and expire on February 6, 2001. All warrants issued to the selling agent remain outstanding at June 30, 1997.

The Company issued warrants for 100,000 shares exercisable at $1.62 per share through August 1999 in connection with the fiscal 1996 private placements of the Company's common stock. All of these warrants remain outstanding at June 30, 1997.

Pursuant to the Securities Purchase Agreement, the Investors were issued 7,304,520 shares of the Company's Common Stock, representing 40% of the total number of shares of Common Stock outstanding immediately after such issuance, and warrants to purchase shares of Common Stock in an amount sufficient, upon the exercise of any outstanding options and warrants, for the Investors to maintain its 40% ownership of the outstanding Common Stock of the Company. Such warrants will be at the same price and term as the options or warrants exercised by third parties.

If, on a Warrant Adjustment Date (as defined), the Company's EBTDA is not greater than 70% of that anticipated at the time that the Securities Purchase Agreement was executed, warrants to purchase shares of Common Stock will be issued to the Investors based upon the amount of such deficiency. The warrants issued will have an exercise price of $0.001 per share and will be exercisable at any time. A "Warrant Adjustment Date" is defined as the earlier of (a) the third anniversary of the date of the Securities Purchase Agreement or such other date thereafter designated by the Investors, (b) the date of a Stock Offering, and (c) a Company Sale.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

On September 1, 1992, the Company granted to a key employee nonstatutory options to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. These options were exercisable immediately and expire on September 30, 1998.

During 1993, the Company granted nonqualified options for the purchase of 1,083,250 shares to employees and directors at exercise prices equal to the market price of common shares on the date of grant. As of June 30, 1997, options for the purchase of 4,732 shares have been exercised and the remaining options are exercisable. Options granted expire at various dates through 2000.

During 1994, the Company granted nonqualified options for the purchase of 3,000 shares to employees at exercise prices equal to the market price of common shares on the date of grant. As of June 30, 1997, the options are immediately exercisable and expire at various dates through 1999.

During 1995, the Company granted nonqualified options for the purchase of 52,000 shares to employees and directors at exercise prices equal to the market price of common shares on the date of grant. As of June 30, 1997, the options are immediately exercisable and expire at various dates through 2000.

On March 30, 1995, the Company granted nonqualified options for the purchase of 10,000 shares to a vendor at an exercise price equal to the market price of common shares on the date of grant. These options for 10,000 shares are immediately exercisable and expire on March 30, 2000. At June 30, 1997 none of these options had been exercised.

On January 30, 1996, in connection with the acquisition of Watson Systems the Company granted nonqualified options for the purchase of 220,000 shares at an exercise price of $2.50. As of September 30, 1996 the options are immediately exercisable and expire at various dates through January 30, 2001. At June 30, 1997 none of these options had been exercised.

On February 5, 1996, in connection with a private placement, the Company granted nonqualified options for the purchase of 285,715 shares at an exercise price of $1.75 per share. The options are immediately exercisable and expire on November 8, 1996. At June 30, 1997 none of these options had been exercised.

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On July 16, 1996, the Company granted nonqualified options to purchase 5,000 shares to an employee at an exercise price of $1.63. These options are immediately exercisable and expire on July 16, 2001. At June 30, 1997 none of these options had been exercised.

The following table summarizes stock option activity for the nine months ended June 30, 1997 and the year ended September 30, 1996.

                                                           NUMBER OF        PRICE
                                                             SHARES       PER SHARE
                                                        -------------   ---------------
     Outstanding and exercisable on September 30, 1995      1,543,518   $1.00 to $5.00
        Granted                                               453,715   $1.63 to $1.75
        Exercised                                                  --         --
        Expired or forfeited                                   (1,000)      $1.50
                                                         ------------   --------------
     Outstanding and exercisable on September 30, 1996      1,996,233   $1.00 to $5.00
        Granted                                             3,979,950   $0.01 to $4.50
        Exercised                                                  --         --
        Expired or forfeited                               (1,513,233)  $1.63 to $5.00
                                                         ------------   --------------
     Outstanding and exercisable on June 30, 1997           4,462,950   $0.01 to $5.00
                                                         ============   ==============

In calculating pro forma information regarding net income and earnings per share, as required by Statement 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 5.25%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of 0.78; and a weighted-average expected life of the option of 4.6 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the nine months ended June 30, 1997 and 1996 and the year ened September 30, 1996 is summarized below:

                                          NINE MONTHS        NINE MONTHS          YEAR ENDED
                                         ENDED JUNE 30      ENDED JUNE 30        SEPTEMBER 30
                                              1997               1996                1996
                                         -------------      -------------        ------------
Pro forma net loss                         $3,322,000         $1,370,000         $   2,137,000
Pro forma net loss per share               $     (.28)        $     (.14)        $        (.23)

                           Watson General Corporation

       (Information for the nine months ended June 30, 1996 is unaudited)


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

LEASES

The Company leases its facilities and certain equipment under noncancelable operating leases with future minimum payments as follows:

          FISCAL YEAR ENDED
               JUNE 30                                           AMOUNT
        ----------------------                               ------------
                1998                                         $    102,000
                1999                                              109,000
                2000                                              113,000
                2001                                              116,000
                2002                                               59,000
                                                             ------------
                                                             $    499,000
                                                             ============

Rent expense totaled $80,000, $77,000 and $94,000 for the nine months ended June 30, 1997 and 1996, and the year ended September 30, 1996, respectively.

LITIGATION

The Company and its subsidiaries are involved in various claims and lawsuits arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.

9. SUBSEQUENT EVENTS

As a result of Toxguard filing under Chapter 7 of the Bankruptcy Code (Note 1) in August 1997, the Company has written off its net investment in Toxguard at June 30, 1997. Toxguard owed $356,000 to its creditors at the time of filing for bankruptcy. The bankruptcy proceedings for Toxguard have not yet been approved and settled by the U.S. Bankruptcy court and accordingly, there is uncertainty as to the ultimate resolution of creditors' claims. In management's opinion, the ultimate resolution of the bankruptcy proceedings will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.