Form 10QSB
period 1997-09-30
WATSON GENERAL CORP
filed 1997-11-13
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the quarterly period ended September 30, 1997
                                   ------------------


                         Commission file number 0-16011


                           WATSON GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                   California
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   95-2873757
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                            12265 W. Bayaud Ave #110
                                  Lakewood, CO
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                      80228
--------------------------------------------------------------------------------
                                   (Zip Code)


                                 (303) 986 8011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and,
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     -----      -----

The number of shares of Common Stock outstanding on September 30, 1997 was 18,361,300 shares

PART I -- FINANCIAL INFORMATION

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending September 30, 1997 have been included.

ITEM 1.  FINANCIAL STATEMENTS

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet


                                                         September 30,         June 30,
                                                             1997                1997
                                                         -------------       ------------
                                                         (unaudited)         (unaudited)
ASSETS

  CURRENT ASSETS
        Cash and equivalents                             $    624,000       $    799,000
        Accounts receivable                                   678,000            662,000
        Prepaid expenses and other current assets             416,000            418,000
                                                         ------------       ------------
                                                            1,718,000          1,879,000

  PROPERTY AND EQUIPMENT                                      718,000            755,000
  INTANGIBLES AND GOODWILL                                  8,284,000          8,546,000
                                                         ------------       ------------
                                                         $ 10,720,000       $ 11,180,000
                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
        Accounts payable, accrued expenses
          and other liabilities                          $    764,000       $    915,000
        Current portion of long-term debt                   1,095,000          1,083,000
                                                         ------------       ------------
                                                            1,859,000          1,998,000

  LONG-TERM DEBT AND OTHER LIABILITIES                      6,629,000          6,423,000
  DEFERRED EMPLOYEE BENEFITS                                  434,000            434,000

SHAREHOLDERS' EQUITY

  Common stock                                             10,400,000         10,373,000
  Additional paid-in capital                                1,947,000          1,947,000
  (Accumulated deficit)                                   (10,549,000)        (9,995,000)
                                                         ------------       ------------
                                                            1,798,000          2,325,000
                                                         ------------       ------------
                                                         $ 10,720,000       $ 11,180,000
                                                         ============       ============

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 Three Months Ended September 30, 1997 and 1996

                                                     1997             1996
                                                  ----------       ----------
                                                  (unaudited)      (unaudited)
Sales                                             $1,560,000       $  559,000

Cost of sales                                        580,000          170,000
                                                  ----------       ----------
  Gross profit (loss)                                980,000          389,000

Selling, general and administrative expenses       1,312,000        1,006,000

Interest expense, net of interest income             222,000           35,000
                                                  ----------        ---------
Loss from operations before benefit for
  income taxes                                      (554,000)        (652,000)

Benefit for income taxes                                  --               --
                                                  ----------        ---------
Net (loss)                                        $ (554,000)       $(652,000)
                                                  ----------        ---------
Net (loss), per share                             $    (0.03)       $   (0.06)
                                                  ==========        =========

                           WATSON GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1997 and 1996


                                                                    1997          1996
                                                                 ----------     ----------
                                                                 (unaudited)   (unaudited)
Cash flows (used in) operating activities:

  Net (loss)                                                      $(554,000)    $(652,000)
  Adjustments to reconcile net (loss) to net cash
     used for operating activities:
        Depreciation and amortization                               391,000       199,000
        Loss on sale and write-off of property and equipment         54,000
        Net changes in operating assets and liabilities            (153,000)      152,000
                                                                  ---------     ---------
                                                                   (262,000)     (301,000)
                                                                  ---------     ---------
Cash flows (used in) investing activities:

     Net purchase of subsidiary                                          --       (40,000)
     Sale (purchase) of property and equipment                      (65,000)     (132,000)
                                                                  ---------     ---------
                                                                    (65,000)     (172,000)
                                                                  ---------     ---------
Cash flows (used in) provided by financing activities:

     Proceeds from issuance of common stock and options              27,000       170,000
     Borrowings, net of repayments                                  125,000       (60,000)
                                                                  ---------     ---------
                                                                    152,000       110,000
                                                                  ---------     ---------

Increase (Decrease) in cash                                        (175,000)     (363,000)
Cash, beginning                                                     799,000       550,000
                                                                  ---------     ---------
Cash, ending                                                      $ 624,000     $ 187,000
                                                                  =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

In the first quarter of fiscal 1998 the Company reported a net loss of $554,000 or $0.03 per share as compared to a net loss of $652,000 or $0.06 per share in the prior year. Sales for the quarter were $1,560,000 compared with $559,000 in the prior year. The 179% increase in sales over the same quarter in the prior year is due primarily to the acquisition of Ustman Industries in May 1997.

Gross margins of 63% were achieved by focusing the Company's business in the monitoring of underground storage tanks using Statistical Inventory Reconciliation. The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks and to eliminate its existing holding company structure. As part of this strategic plan, the Company intends to divest its Toxguard Fluid Technologies, Inc (on-site antifreeze recycling) subsidiary. Subsequent to June 30, 1997 Toxguard Systems, Inc. ceased operations and filed a voluntary petition for bankruptcy under Chapter 7. Toxguard Systems, Inc.'s financial statements have not been consolidated with those of the Company and prior quarter results have been restated.

Included in the loss of $554,000 for the quarter were costs of approximately $312,000 for transitioning the Company's operations from Kansas City, and Irvine to Denver. It is expected that these costs will be significantly reduced in the second quarter of the fiscal year. Considering the elimination of these costs, and the depreciation and amortization charges of $391,000 for the quarter, on an ongoing basis the Company would have achieved positive cash flow during the quarter.

The Company's sales depend in part upon its customer's decision as to when to implement measures to meet 1998 compliance requirements. The Company believes that the market for its services may accelerate as compliance deadlines approach.

Financial Condition and Liquidity:

At September 30, 1997 the Company's current liabilities exceeded current assets by $141,000 compared to $119,000 at June 30, 1997. The Company's business does not require material ongoing capital expenditures. The Company's management believes that it has adequate resources for the next twelve months of operations.

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

        Exhibit 27 -- Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WATSON GENERAL CORPORATION
                                                    (Registrant)


Date: November 12, 1997                      By: /s/ DAN R. COOK
                                                 -------------------------------
                                                     Dan R. Cook
                                                     President and CEO


Date: November 12, 1997                      By: /s/ JOSEPH L. CHRISTOFFEL
                                                 -------------------------------
                                                     Joseph L. Christoffel
                                                     Chief Financial Officer