Form 10QSB
period 1997-12-31
USTMAN TECHNOLOGIES INC
filed 1998-02-17
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997

                         Commission file number 0-16011

                            USTMAN Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)


                                   California
                         (State or other jurisdiction of
                         incorporation or organization)

                                   95-2873757
                      (I.R.S. Employer Identification No.)

                            12265 W. Bayaud Ave #110
                                  Lakewood, CO
                    (Address of principal executive offices)

                                      80228
                                   (Zip Code)

                                 (303) 986 8011
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been
subject to such filing requirements for the past 90 days. X Yes    No
                                                         ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,855,043 shares of Common Stock as of February 10, 1998.

Transitional Small Business Disclosure Format (check one):   X  Yes     No
                                                            ---     ---

PART I -- FINANCIAL INFORMATION

The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending December 31, 1997 have been included.

ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet


                                                                                  December
                                                                                  31,1997             June
                                                                                (unaudited)          30,1997
                                                                                -----------        -----------
 ASSETS
        CURRENT ASSETS
              Cash and equivalents                                              $   812,000        $   799,000
              Accounts receivable                                                 1,053,000            662,000
              Prepaid expenses and other current assets                             398,000            418,000
                                                                                -----------        -----------
                                                                                  2,263,000          1,879,000

        PROPERTY AND EQUIPMENT                                                      921,000            755,000
        INTANGIBLES AND GOODWILL                                                 10,925,000          8,546,000
                                                                                -----------        -----------
                                                                                 14,109,000         11,180,000
                                                                                ===========        ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
              Accounts payable, accrued expenses
                       and other liabilities                                      1,101,000            915,000
              Current portion of long-term debt                                     789,000          1,083,000
                                                                                -----------        -----------
                                                                                  1,890,000          1,998,000

        LONG-TERM DEBT AND OTHER LIABILITIES                                      9,374,000          6,423,000
        DEFERRED EMPLOYEE BENEFITS                                                  424,000            434,000

 SHAREHOLDERS' EQUITY
        Common stock                                                             11,516,000         10,373,000
        Additional paid-in capital                                                1,946,000          1,947,000
        (Accumulated deficit)                                                   (11,041,000)        (9,995,000)
                                                                                -----------        -----------
                                                                                  2,421,000          2,325,000
                                                                                -----------        -----------
                                                                                 14,109,000         11,180,000
                                                                                ===========        ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                  Three Months Ended December 31, 1997 and 1996


                                                                            1997                 1996
                                                                         (unaudited)         (unaudited)
                                                                         -----------         -----------
 Sales                                                                   $ 1,521,000         $ 1,300,000

 Cost of sales                                                               707,000             512,000
                                                                         -----------         -----------

        Gross profit                                                         772,000             788,000

 Selling, general and administrative expenses                                582,000             832,000

 Research and development                                                         --              85,000

 Depreciation and amortization                                               261,000              75,000

 Transition expense                                                          134,000                  --

 Interest expense, net of interest income                                    335,000              40,000
                                                                         -----------         -----------

 Loss from operations before benefit for income taxes                       (498,000)           (244,000)

 Benefit for income taxes                                                         --              (5,000)
                                                                         -----------         -----------

 Net loss                                                                   (498,000)           (249,000)
                                                                         ===========         ===========

 Net loss, per share                                                           (0.03)              (0.02)
                                                                         ===========         ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   Six Months Ended December 31, 1997 and 1996


                                                                                1997                1996
                                                                            (unaudited)          (unaudited)
                                                                            -----------          -----------

 Sales                                                                      $ 3,081,000          $ 2,848,000

 Cost of sales                                                                1,203,000            1,543,000
                                                                            -----------          -----------

        Gross profit                                                          1,878,000            1,305,000

 Selling, general and administrative expenses                                 1,304,000            1,890,000

 Research and development                                                            --               63,000

 Depreciation and amortization                                                  487,000              281,000

 Transition expense                                                             441,000                   --

 Interest expense, net of interest income                                       692,000               73,000
                                                                            -----------          -----------

 Loss from operations before benefit for income taxes                        (1,046,000)          (1,002,000)

 Benefit for income taxes                                                            --               (5,000)
                                                                            -----------          -----------

 Net loss                                                                    (1,046,000)          (1,007,000)
                                                                            ===========          ===========

 Net loss, per share                                                              (0.05)               (0.10)
                                                                            ===========          ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1997 and 1996


                                                                                      1997                    1996
                                                                                   (unaudited)             (unaudited)
                                                                                 -------------           -------------
 Cash flows (used in) operating activities:

        Net loss                                                                 $  (1,046,000)          $  (1,007,000)
        Adjustments to reconcile net (loss) to net cash
           Used for operating activities:
              Depreciation and amortization                                            659,000                 281,000
              Loss on sale and write-off of property & equipment
              Net Changes in operating assets and liabilities                          (19,000)                384,000
                                                                                 -------------           -------------
                                                                                      (406,000)               (342,000)
                                                                                 -------------           -------------
 Cash flows provided by (used in) investing activities:
        Net purchase of Advanced Tank Certification, Inc.                           (2,190,000)
        Net purchase of subsidiary                                                                             (40,000)
        Deposit increase                                                                                        11,000
        (Purchase) sale of property and equipment                                      (79,000)                226,000
                                                                                 -------------           -------------
                                                                                    (2,269,000)                197,000
                                                                                 -------------           -------------
 Cash flows provided by (used in) financing activities:
           Deferred debt issuance cost                                                 (58,000)                (18,000)
           Proceeds from issuance of common stock & options                             27,000                 188,000
           Borrowings, net of repayments                                             2,719,000                (269,000)
                                                                                 -------------           -------------
                                                                                     2,688,000                 (99,000)
                                                                                 -------------           -------------

 Increase (Decrease) in cash                                                            13,000                (244,000)
 Cash, beginning                                                                       799,000                 635,000
                                                                                 -------------           -------------
 Cash, ending                                                                          812,000                 391,000
                                                                                 =============           =============

                           USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. On December 17, 1997, USTMAN Technologies, Inc. (the "Company") acquired all of the outstanding capital stock of Advanced Tank Certification, Inc. ("ATC"), a Tennessee corporation, for an aggregate of $3.3 million in cash and stock. ATC was considered the fourth largest provider of statistical inventory reconciliation (SIR) services in the United States. ATC operations will be consolidated at the Company's Lakewood, Colorado headquarters in order to eliminate duplication and increase efficiencies.

2. In connection with the acquisition, the Company has secured term and acquisition financing from BankBoston, N.A. Pursuant to the agreement, the Company has obtained $3,700,000 on a term loan due December 1, 2000 and bearing interest at the BankBoston Base Rate plus 2-1/2%. The agreement contains a number of restrictive covenants as well as other obligations of the Company. The Company intends to use this financing to facilitate the ATC acquisition, to pay current debt, to facilitate prospective acquisitions and for working capital purposes. The agreement with BankBoston provides that additional financing can be made available to the Company for approved future acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Results of Operations:

In the second quarter of fiscal 1998 the Company reported a net loss of $498,000 or $0.03 per share as compared to a net loss of $249,000 or $0.02 per share in the prior year. Sales for the quarter were $1,521,000 compared with $1,300,000 in the prior year. The 17% increase in sales over the same quarter in the prior year is due primarily to the merger of Watson General Corporation (Watson) and USTMAN Industries, Inc. (USTMAN) in May 1997 and to a lesser extent to the acquisition of Advanced Tank Certification, Inc. on December 17, 1997.

Included in the loss of $498,000 for the quarter were costs of approximately $91,000 relating to the restructuring of the Company's operations including moving the Company's operations from Kansas City, Missouri and Irvine, California to Denver, Colorado. Additionally, approximately $43,000 of transition expenses were included related to the Advanced Tank Certification, Inc. (ATC) acquisition.

The loss of $1,046,000 for the six months ended December 31, 1997 includes transition costs related to the Watson and USTMAN merger of approximately $398,000 and approximately $43,000 related to the ATC acquisition.

Gross margins of 53% were achieved by focusing the Company's business in the monitoring of underground storage tanks using Statistical Inventory Reconciliation. The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks and to eliminate the remaining holding company structure. As part of this strategic plan, subsequent to December 31, 1997, the Company divested its Toxguard Fluid Technologies, Inc subsidiary.

The Company's sales depend in part upon its customers' decision as to when and how to implement measures to meet the December 22, 1998 compliance requirements. The Company believes that the market for its services may accelerate as compliance deadlines approach.

Financial Condition and Liquidity:

At December 31, 1997 the Company's current assets exceeded current liabilities by $373,000 compared to current liabilities exceeding current assets by $119,000 at June 30, 1997. The Company's business does not require material ongoing capital expenditures. The Company's management believes that it has adequate resources for the next twelve months of operations.

Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, customers' strategies regarding the December 22 compliance requirements, and market competition.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit Number                         Description of Document
          --------------                         -----------------------
          10.1 Employment Agreement dated December 18, 1997 between the Company and Erica Bengston, including Stock Option Agreement.

          10.2 Employment Agreement dated December 18, 1997 between the Company and James B. Grant, including Stock Option Agreement.

          10.3 Employment Agreement dated December 18, 1997 between the Company and David Booth, including Stock Option Agreement.

          27                Financial Data Schedule

(b) Reports on Form 8-K

      On December 30, 1997, the Company filed a Current Report on Form 8-K which reported events under Item 2 (Acquisition and Disposition of Assets), Item 5 (Other Events), and Item 7 (Financial Statements and Exhibits). The financial statements to be filed will be filed by amendment as permitted by Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USTMAN TECHNOLOGIES, INC.
                                        (Registrant)




Date:  2/13/1998                        By /s/ Dan R. Cook
                                               Dan R. Cook
                                               President and CEO




Date:  2/13/1998                        By /s/ David Booth
                                               David Booth
                                               Chief Financial Officer

                                 EXHIBIT INDEX


         Exhibits                      Description
         --------                      -----------

          10.1 Employment Agreement dated December 18, 1997 between the Company and Erica Bengston, including Stock Option Agreement.

          10.2 Employment Agreement dated December 18, 1997 between the Company and James B. Grant, including Stock Option Agreement.

          10.3 Employment Agreement dated December 18, 1997 between the Company and David Booth, including Stock Option Agreement.

          27                Financial Data Schedule