Form 10QSB
period 1998-03-31
USTMAN TECHNOLOGIES INC
filed 1998-05-14
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                                                 --------------

                         Commission file number 0-16011
                                                -------

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

                            12265 W. Bayaud Ave #110
                            ------------------------
                                  Lakewood, CO
                                  ------------
                    (Address of principal executive offices)

                                      80228
                                      -----
                                   (Zip Code)

                                 (303) 986-8011
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,855,043 shares of Common Stock as of May 12, 1998.

Transitional Small Business Disclosure Format (check one):   X  Yes     No
                                                            ---     ---

PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                    March
                                                                   31,1998            June 30,
                                                                 (unaudited)           1997
                                                                 ------------      ------------
ASSETS
       CURRENT ASSETS
             Cash and equivalents                                $    518,000      $    799,000
             Accounts receivable                                    1,175,000           662,000
             Prepaid expenses and other current assets                199,000           418,000
                                                                 ------------      ------------
                                                                    1,892,000         1,879,000

       PROPERTY AND EQUIPMENT                                         870,000           755,000
       INTANGIBLES AND GOODWILL                                    10,602,000         8,546,000
                                                                 ============      ============
                                                                   13,364,000        11,180,000
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
             Accounts payable, accrued expenses
                      and other liabilities                         1,181,000           915,000
             Current portion of long-term debt                        769,000         1,083,000
                                                                 ------------      ------------
                                                                    1,950,000         1,998,000

       LONG-TERM DEBT AND OTHER LIABILITIES                         9,167,000         6,423,000
       DEFERRED EMPLOYEE BENEFITS                                     414,000           434,000

SHAREHOLDERS' EQUITY
       Common stock                                                11,516,000        10,373,000
       Additional paid-in capital                                   2,168,000         1,947,000
       Accumulated deficit                                        (11,851,000)       (9,995,000)
                                                                 ------------      ------------
                                                                    1,833,000         2,325,000

                                                                 ------------      ------------
                                                                 $ 13,364,000      $ 11,180,000
                                                                 ============      ============

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997


                                                                    1998             1997
                                                                 (unaudited)      (unaudited)
                                                                 -----------      -----------
Sales                                                            $ 1,597,000      $   870,000

Cost of sales                                                        517,000          449,000
                                                                 -----------      -----------

       Gross profit                                                1,080,000          421,000

Selling, general and administrative expenses                         688,000          735,000

Research and development                                                  --           82,000

Depreciation and amortization                                        321,000           77,000

Transition expense                                                   242,000               --

Compensation expense to third parties                                222,000               --

Gain on sale of Toxguard Fluid Technologies, Inc.                     28,000               --

Interest expense, net of interest income                             427,000           31,000
                                                                 -----------      -----------

Loss from operations before benefit for income taxes                (792,000)        (504,000)

Benefit for income taxes                                                  --               --
                                                                 -----------      -----------
Net loss                                                         $  (792,000)     $  (504,000)
                                                                 ===========      ===========

Net loss per share, basic                                        $     (0.04)     $     (0.05)
                                                                 ===========      ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    Nine Months Ended March 31, 1998 and 1997


                                                                    1998             1997
                                                                 (unaudited)      (unaudited)
                                                                 -----------      -----------
Sales                                                            $ 4,302,000      $ 3,718,000

Cost of sales                                                      1,478,000        1,992,000
                                                                 -----------      -----------

       Gross profit                                                2,824,000        1,726,000

Selling, general and administrative expenses                       1,866,000        2,625,000

Research and development                                                  --          145,000

Depreciation and amortization                                        786,000          358,000

Transition expense                                                   683,000               --

Compensation expense to third parties                                222,000

Gain on sale of Toxguard Fluid Technologies, Inc.                     28,000               --

Interest expense, net of interest income                           1,118,000          104,000
                                                                 -----------      -----------

Loss from operations before benefit for income taxes              (1,823,000)      (1,506,000)

Benefit for income taxes                                                  --           (5,000)
                                                                 -----------      -----------
Net loss                                                         $(1,823,000)     $(1,511,000)
                                                                 ===========      ===========

Net loss per share, basic                                        $     (0.09)     $     (0.14)
                                                                 ===========      ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1998 and 1997

                                                                   1998             1997
                                                                (unaudited)      (unaudited)
                                                                -----------      -----------
 Operating Activities
        Net loss                                                $(1,823,000)     $(1,511,000)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation and amortization                            1,301,000          358,000
         Net Changes in operating assets and liabilities            (40,000)         226,000
                                                                -----------      -----------
 Cash flows used in operating activities                           (562,000)        (927,000)
                                                                -----------      -----------

Investing Activities
        Purchase of Advanced Tank Certification, Inc.            (2,190,000)              --
        Purchase of subsidiary                                           --          (40,000)
        Sale of Toxguard Fluid Technologies, Inc.                    28,000               --
        Improvements on property held for sale                           --          (41,000)
        Deposit increase                                                 --          (11,000)
        (Purchase) sale of property and equipment                  (164,000)         286,000
                                                                -----------      -----------
 Cash flows provided by (used in) investing activities:          (2,326,000)         194,000
                                                                -----------      -----------

Financing Activities
           Deferred debt issuance cost                              (74,000)         (18,000)
           Proceeds from issuance of common stock & options         249,000          622,000
           Borrowings, net of repayments                          2,432,000         (241,000)
                                                                -----------      -----------
 Cash flows provided by financing activities:                     2,607,000          363,000
                                                                -----------      -----------

 Decrease in cash                                                  (281,000)        (370,000)
 Cash, beginning of period                                          799,000          635,000
                                                                ===========      ===========
 Cash, end of period                                            $   518,000      $   265,000
                                                                ===========      ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ending March 31, 1998 have been included.

2. On January 20, 1998, USTMAN Technologies, Inc. (the "Company") sold all of the outstanding capital stock of Toxguard Fluid Technologies, Inc. ("Toxguard"), a California corporation, for $92,000 in cash. At the date of sale, the Company's investment in Toxguard was valued at a negative $336,000. Additionally, the Company wrote off approximately $400,000 in advances to Toxguard. For the period ending January 20, 1998, the following table summarizes the results of Toxguard's operations since June 30, 1997:

          Sales                                   $ 402,000
          Cost of sales                             263,000
                                                  ---------
                                                    139,000
          General and administrative                168,000
          Interest expense                            1,000
                                                  ---------
          Net loss                                $ (30,000)
                                                  =========


3. On March 16, 1998, the Company agreed to modify 200,000 stock options formerly granted to Drake Capital Securities, Inc. The options were modified to extend the expiration date one year, until March 16, 1999. In exchange for the lengthened exercise period, the holders agreed to an exercise price of $1.75 per share. Prior to the modification these options could have been exercised for stock at $1.50 per share. As a result of the modification, the Company recognized $222,000 in compensation expense to third parties.

4. On May 22, 1997, Watson General Corporation (Watson) completed the private placement of $7 million 10% Senior Subordinated Notes Due 2002 and 7,304,520 shares of its common stock (the Private Placement). In connection with the valuation of the common stock issued in the transaction, an original issue discount of $1,000,000 was recorded. Approximately $17,000 of the discount is amortized monthly. This amortization increased the debt balance and interest expense.

     On December 17, 1997, the Company obtained $3.75 million in financing from BankBoston and used the proceeds to, among other things, acquire all of the outstanding common stock of Advanced Tank Certification, Inc. (ATC), pursuant to stock purchase agreements between the Company and all of the shareholders of ATC. The ATC acquisition was accounted for using the purchase method.

5. Any outstanding options or warrants would have an antidilutive effect on earnings per share because the Company's loss position. Based on this, fully diluted earnings per share is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     Results of Operations:

     In the third quarter of fiscal 1998 the Company reported a net loss of $792,000 or $0.04 per share as compared to a net loss of $504,000 or $0.05 per share in the prior year. Sales for the quarter were $1,597,000 compared with $870,000 in the prior year. The 84% increase in sales over the same quarter in the prior year is due primarily to the merger of Watson General Corporation (Watson) and USTMAN Industries, Inc. (USTMAN) in May 1997 and to a lesser extent to the acquisition of Advanced Tank Certification, Inc.
     (ATC) on December 17, 1997.

     Included in the loss of $792,000 for the quarter were transition costs of approximately $242,000 relating to the restructuring of the Company's operations including moving ATC's operations from Knoxville, Tennessee to Lakewood, Colorado. Additionally, included in the net loss is $222,000 related to the modification of existing options (see Note 2 to the Financial Statements).

     The loss of $1,823,000 for the nine months ended March 31, 1998 includes transition costs related to the Watson and USTMAN merger of approximately $441,000 and approximately $242,000 related to the ATC acquisition. Additionally, included in the net loss is $222,000 related to the modification of existing options (see Note 2 to the Consolidated Financial Statements).

     The increase in gross margins from 46% at March 31, 1997 to 66% at March 31, 1998 were achieved by focusing the Company's business in the monitoring of underground storage tanks using Statistical Inventory Reconciliation. The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks and to eliminate the remaining holding company structure. As part of this strategic plan, the Company divested its Toxguard Fluid Technologies, Inc. subsidiary.

     The Company's sales depend in part upon its customers' decisions as to when and how to implement measures to meet the December 22, 1998 Environmental Protection Agency ("EPA") compliance requirements. These requirements require, among other things, some form of permanent monthly monitoring of underground storage tanks. The Company believes that the market for its services may accelerate as compliance deadlines approach.

     Financial Condition and Liquidity:

     At March 31, 1998 the Company's current liabilities exceeded current assets by $58,000 compared to $119,000 at June 30, 1997. This change is due to the remainder of the proceeds from the BankBoston loan (see Note 4 to the Consolidated Financial Statements) being included in current assets as of March 31, 1998. The Company's business does not require material ongoing capital expenditures. The Company's management believes that it has adequate resources for the next twelve months of operations.

     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, customers' strategies regarding the December 22, 1998 EPA compliance requirements, and market competition.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting was held on January 28, 1998.

(b) At the Annual Meeting the five directors named in paragraph (c) below were elected to hold office until the next annual meeting and until their successors are elected and qualified. There are no other directors of the Company.

(c) At the Annual Meeting, the shareholders of the Company voted on the following matters:

                                                                        Votes Against or          Abstentions and
     Description of Matter                            Votes For              Withheld             Broker Non-Votes
     ---------------------------------           ------------------- ---------------------- --------------------------
     Election of Directors:
           Dan R. Cook                                10,453,963                                             4,140
           Ronald G. Crane                            10,401,463                                            56,640
           Donald W. Phillips                         10,453,963                                             4,140
           Barry S. Rosenstein                        10,400,763                                            57,340
           Marc A. Weisman                            10,400,763                                            57,340

     Amendments to Articles of
     Incorporation to Change Name of the
     Company to USTMAN Technologies, Inc.             10,386,013                 70,740                      1,359

     Amendment to Articles of Incorporation
     to Increase Authorized Number of
     Shares of Common Stock from 25,000,000
     to 40,000,000
                                                      10,433,113                 17,840                      7,150

     Amendment to Articles of  Incorporation
     to Authorize  two new classes of Common
     Stock,   designated   Class  A   Voting
     Common  Stock  and  Class B  Non-voting
     Common Stock                                     10,274,329                178,986                      4,788

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit Number                        Description of Document
          --------------                        -----------------------
          Exhibit 3(i)(1)            Certificate of Amendment to the Articles of Incorporation
          Exhibit 3(i)(2)            Certificate Amendment to the Articles of Incorporation
          Exhibit 27                 Financial Data Schedule

(b)  Reports on Form 8-K

    On March 2, 1998, the Company filed a Current Report on Form 8-K/A which reported events under Item 2 (Acquisition and Disposition of Assets), Item 5 (Other Events), and Item 7 (Financial Statements and Exhibits). Financial Statements of Advanced Tank Certification, Inc. were presented for the years ended September 30, 1997 and 1996, together with Report of Independent Auditors. Pro Forma Financial Information included the following:

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended June 30, 1997

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended December 31, 1997

          Notes to the Unaudited Pro Forma Condensed Consolidated Financial
               Statements


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            USTMAN TECHNOLOGIES, INC.
                                                     (Registrant)




    Date:  5/14/98                                   By /s/ Dan R. Cook
                                                        -----------------------
                                                            Dan R. Cook
                                                         President and CEO




    Date:  5/14/98                                   By /s/ David Booth
                                                        -----------------------
                                                            David Booth
                                                        Chief Financial Officer

                                 EXHIBIT INDEX

          Exhibit Number                        Description of Document
          --------------                        -----------------------
          Exhibit 3(i)(1)            Certificate of Amendment to the Articles of Incorporation
          Exhibit 3(i)(2)            Certificate Amendment to the Articles of Incorporation
          Exhibit 27                 Financial Data Schedule