Form 10KSB40
period 1998-06-30
USTMAN TECHNOLOGIES INC
filed 1998-10-13
CIK 817820

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                         Commission File Number 0-16011

                            USTMAN TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            CALIFORNIA                                        95-2873757
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation of organization)                           Identification No.)

  12265 W. BAYAUD AVE #110                                       80228
       LAKEWOOD, CO
   (Address of principal                                       (Zip Code)
     executive offices)

Issuer's telephone number:  (303) 986-8011

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form this 10-KSB or any amendment thereto. [X]

State issuer's revenues for its most recent fiscal year:  $5,988,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 21, 1998 was $17,373,163. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of September 21, 1998, was 19,855,243

================================================================================

                                     PART I


ITEM 1.           BUSINESS

         (a)      Business Development

         USTMAN Technologies, Inc. ("USTMAN" or the "Company") was incorporated under California law in 1947. On January 28, 1998, the shareholders changed the previous name of the Company from Watson General Corporation ("Watson") to USTMAN Technologies, Inc. USTMAN is engaged in statistical inventory reconciliation leak detection for underground storage tanks and product piping. Statistical inventory reconciliation provides owners and operators of underground storage tank systems with compliance for monthly monitoring leak detection requirements as well as management of fuel inventory.

          Prior to May 22, 1997, Watson operated through three wholly-owned subsidiaries in three different businesses. Watson provided statistical inventory reconciliation leak detection through Watson Systems, Inc. Watson provided anti-freeze recycling through Toxguard Fluid Technologies, Inc. Watson provided removal and installation of underground storage tanks through Toxguard Systems, Inc..

         On May 22, 1997, Watson acquired all of the outstanding capital stock of USTMAN Industries, Inc., paying NDE Environmental Corporation $5,750,000. In connection with this acquisition, Watson obtained $7,000,000 from Sagaponack Partners, L.P., and Sagaponack International Partners, L.P. ("Sagaponack") in exchange for Senior Subordinated Notes issued to Sagaponack in the aggregate principal amount of $7,000,000 which are due and payable in five years, subject to mandatory prepayment in certain circumstances. Interest on the notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the notes, subject to further adjustment in specified instances. The notes are secured by substantially all of the assets of the Company.

         Beginning with Watson's May 22, 1997, acquisition of USTMAN Industries, Inc., Watson's statistical inventory reconciliation business was merged into the statistical inventory reconciliation business of USTMAN Industries, Inc.

         In August 1997, Toxguard Systems, Inc., filed for bankruptcy. The bankruptcy of Toxguard Systems, Inc., did not have a material effect on the Company.

         On December 17, 1997, the Company acquired all of the outstanding capital stock of Advanced Tank Certification, Inc. ("ATC") for an aggregate of approximately $3.4 million in cash and stock. ATC provided leak detection, including statistical inventory reconciliation. As part of the acquisition of ATC, the three officers of ATC joined the Company. In connection with the acquisition, the Company secured term and acquisition financing from BankBoston, N.A., by which the Company obtained $3.75 million in the form of a term loan. The ATC statistical inventory reconciliation business has been merged into the statistical inventory reconciliation business of the Company and the assets of ATC have been sold.

         In January 1998, the Company sold Toxguard Fluid Technologies, Inc.

         (b)      Business of the Issuer

         Principal Services and Products and their Markets. USTMAN's statistical inventory reconciliation service is a sophisticated software program operated by trained analysts to conduct a statistical analysis of daily liquid volumes (such as, gasoline, diesel fuel, jet fuel) in underground storage tank systems as well as delivery and dispensing data, among other variables, to monitor underground storage tank systems to detect loss trends and to assist with management of fuel inventory. In addition to providing statistical inventory reconciliation services, the Company licenses fuel management software and sells related fuel management products including in-tank, automatic tank gauges, wide area network data gathering equipment and cathodic protection (a form of corrosion protection) for underground storage tank systems.

         USTMAN markets an automatic tank gauge system that (i) minimizes the human element in gathering tank volume data, and (ii) further automates the analytical process to improve data processing efficiency. This automatic tank gauge system is marketed as Extreme Fuel Management(TM) and has the Company's statistical inventory reconciliation service and on-line capabilities.

         In addition to Extreme Fuel Management(TM), the Company markets its regulatory compliance software, Extreme(TM). Extreme(TM) is installed at the customer's home office and automatically gathers data and generates custom reports for each underground storage tank system in the Extreme(TM) system. Extreme(TM) acts as an extension of an inventory control system, transparently interpreting and analyzing underground storage tank system inventory data with no human intervention, then transmitting data to USTMAN for review.

         As of December 22, 1998, under 10 year old federal Environmental Protection Agency ("EPA") regulations, a majority of the nation's underground storage tank systems will require monthly leak detection. The underground storage tank systems not currently in compliance with monthly monitoring requirements represent the primary growth opportunity for the Company in the United States.

         The international market for underground storage tank system monitoring presents an opportunity for growth as some foreign governments begin to follow the lead of the United States with respect to environmental legislation. In some foreign markets an additional driver for underground storage tank system monitoring exists. The Company has observed an economic interest in inventory management that is stronger internationally than in the United States. This economic interest in having accurate inventory information regarding petroleum inventory drives a demand for the Company's products and services because of the Company's ability to monitor changes in petroleum inventory.

         Distribution Methods. The Company employs full time "outside" regional sales managers and "inside" sales representatives to sell its services and products. These employees are paid salary and commission. Additionally, the Company has commission only arrangements with trade associations and independent sales representatives by which groups of tank owners or operators obtain the services and products of the Company. In some of these arrangements the associations or representatives may provide some statistical inventory reconciliation related service, such as, collecting data from the owners or operators of underground storage tank systems, transmitting data to USTMAN, or printing reports of the statistical inventory reconciliation analysis.

         Competition. The company competes with other providers of statistical inventory reconciliation services as well as other leak detection technologies. With the exception of the largest customers (which have other considerations, such as, compliance redundancy, economies of scale, and existing legacy of automatic tank gauges and public relations considerations), the cost effectiveness of regulatory compliance is the primary factor influencing sales and competition.

         Customers. The Company has more than 2,400 customers and, therefore, is not dependent on sales to any principal customer.

         Trademarks. The Company is the holder of United States Trademarks, registration numbers 1,719,061; 1,730,019; 1,731,948; 2,163,138; and 1,790,965
which relate to the names USTMAN SIR SYSTEM, USTMAN INDUSTRIES, INC., USTMAN INDUSTRIES, INC. & Design, EXTREME & Design, and SIRAS, respectively. In addition the Company has rights in numerous unregistered trademarks which it uses in interstate commerce and which are subject only to common law protection.

         Governmental Regulations and Environmental Laws. Compliance with federal, state and local regulations has not had a material effect on the capital expenditures, operations or competitive position of the Company. However, environmental regulations relating to leak detection for underground storage tank systems can affect the need for the Company's services and products.

         Employees. On October 5, 1998, the Company employed a total of 54 persons, 51 of whom were full time employees.

ITEM 2.           DESCRIPTION OF PROPERTY

         At June 30, 1998 the Company operated out of leased office space located at 12265 W. Bayaud Avenue Lakewood, Colorado.

ITEM 3.           LEGAL PROCEEDINGS

         On October 20, 1997, the Company filed a Demand for Arbitration pursuant to the Commercial Arbitration Rules of the American Arbitration Association with the American Arbitration Association against Southwest Environmental Systems, Inc. (formerly doing business as Michael E. Gibson and EnviroQuest Southwest) claiming the breach of an agreement with a predecessor of the Company. The Company seeks damages of $110,000 or more and its attorney fees, costs and expenses of $100,000 or more. Southwest Environmental Systems, Inc. (formerly doing business as Michael E. Gibson and EnviroQuest Southwest) has counterclaimed against the Company alleging breach of the same affiliate agreement and seeks damages of $180,000 or more and its attorney fees, costs and expenses. The matter was heard by a three member panel of the American Arbitration Association in July 1998. The parties are awaiting the panel's decision.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been publicly-traded since February 1998, under the symbol "USTX" on The Nasdaq SmallCap Market operated by the National Association of Securities Dealers, Inc. The Nasdaq SmallCap Market is one of two distinct market tiers comprising the Nasdaq Stock Market, a highly-regulated electronic securities market utilizing a sophisticated computer and telecommunications network. Market participants including competing market makers--independent dealers who commit capital to stocks and compete with each other for orders. Market participants also include electronic communications networks--trading systems recently integrated into Nasdaq which bring additional orders into the market. The Market structure provides visibility of orders and allows market participants to compete for order flow. Trading is supported by a communications network linking the market participants to quotation dissemination, trade reporting, and other order execution systems. This market also provides specialized automation services for screen-based negotiations, online comparison of transactions, and a range of information services which Nasdaq intends to be tailored to the needs of the securities industry, investors, and issuers.

         The average trading prices for the Company's common stock as provided by Nasdaq's online services are provided in the table below. These prices do not include allowances for retail markup or markdown, commissions, or other transaction costs and, therefore, do not represent actual transactions.

QUARTER ENDING--                            6/30/98           3/31/98           12/31/97         9/30/97

HIGH SALE PRICE                             $2-9/16           $2-13/16          $1-5/16          $1-15/16

LOW SALE PRICE                              $1-1/2            $1-1/4            $1-1/8           $0-15/16

QUARTER ENDING--                            6/30/97           3/31/97           12/31/96         9/30/96
HIGH SALE PRICE                             $2-1/8            $2-1/8            $2-5/16          $2-3/8

LOW SALE PRICE                              $1-5/16           $0-7/8            $0-7/8           $1-1/2

         As of October 9, 1998, there were approximately 400 record holders of the Company's Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

         The Company has never declared a cash dividend on its Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION OF ANALYSIS OR PLAN OF OPERATION

         The Company's operating results for the year ended June 30, 1998 included significant costs related to the restructuring and consolidation of the Watson, Ustman Industries, Inc., and ATC organizations and the financing related to those transactions.

         The Company reported a net loss of $5,944,000 for the twelve months ended June 30, 1998 compared to $1,979,000 for the nine months ended June 30, 1997. This increase in net loss is due partially to the cost of moving and consolidating the operations of Watson General Corporation, Watson Systems, Inc., and ATC, to Lakewood, Colorado. These expenses totaled $736,000 as of June 30, 1998.

         The BankBoston loan which the Company used to facilitate the ATC acquisition, to pay existing debt, and for working capital purposes bears interest at the BankBoston Base Rate plus 2-1/2% (11% at June 30, 1998). Repayment of the loan began March 31, 1998 and continues in quarterly installments until December 31, 2000 when the remaining principal is due. The bank loan is secured by substantially all of the assets of the Company. The agreement contains financial covenants as well as restrictive covenants and other obligations of the Company. If the Company fails to meet the covenants, the unpaid principal and accrued interest will become immediately due. The Company received a waiver from the bank for covenant violations at June 30, 1998. In October 1998, the Company and BankBoston agreed to amend the terms of the agreement and reduced the covenant requirements for the upcoming three quarters beginning on September 30, 1998. Management believes the Company's operations for the fiscal year 1999 will be sufficient to enable the Company to be in compliance with the amended covenants for all periods of fiscal year 1999. The agreement with BankBoston provides that additional financing of up to $2.25 million can be made available to the Company for future acquisitions.

         The Company's amortization and depreciation expenses increased to $1,149,000 in the 1998 fiscal year, up 220% from the year before. This increase is primarily due to expensing a full year of goodwill and proprietary software resulting from the USTMAN acquisition and deferred debt costs from the Senior Subordinated Notes. The Company also experienced an increase in interest expense of 1,784% due to interest incurred on the Senior Subordinated Notes for an entire year along with approximately $1.6 million in interest expense as a result of failure to meet specific projections provided by the Company to investors (additional interest is payable in the form of warrants to investors) and interest on the $3.75 million BankBoston debt incurred in December 1997.

         Net sales for the twelve months ended June 30, 1998 were $5,988,000 an increase from $2,325,000 for the nine months ended June 30, 1997. The increase in revenues is partially attributable to the presentation of twelve months in the current year as opposed to nine months in the prior year. Additionally, the increase is due to the inclusion of twelve months of USTMAN revenue and six months of ATC revenue in the current year total revenue. There were no material price increases during the year.

         Although the Company's gross margin decreased in the current fiscal year, this is due to $506,000 of amortization of proprietary software being included in cost of sales. This amortization relates to USTMAN software acquired in May 1997. Management does not expect any extraordinary amortization in subsequent years.

         During the 1998 fiscal year, the Company issued warrants for 200,000 shares exercisable at $1.50 per share through March 1998. In March 1998, these options were modified to extend the exercise period through March 16, 1999 and to increase the exercise price to $1.75. As a result, the Company recognized expense of $222,000 representing the fair market value of these options at the time of the modification.

         Selling, general and administrative expenses increased to $6,247,000 in the fiscal year ended June 30, 1998 compared to $2,912,000 for the fiscal year ended June 30, 1997. The increase is in large part due to the twelve month presentation in the current year as opposed to the nine month presentation in the prior year. Additionally, general and administrative expenses increased because of the depreciation, amortization and option expenses discussed above. For the 1999 fiscal year, management expects general and administrative expenses to stabilize at a lower level than experienced in the 1998 fiscal year as a result of streamlining operations.

         The Company's sales depend in part upon decisions of customers as to when to implement measures to meet compliance requirements and to more aggressively attempt to manage liquid petroleum inventory.

Liquidity and Capital Resources

         The Company effectively financed its net cash used in operating activities for the fiscal year by increasing debt.

         At June 30, 1998 the Company's current liabilities exceeded current assets by $636,000 compared to a deficit of current assets over current liabilities of $119,000 at June 30, 1997. The Company's business does not require material ongoing capital expenditures.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risk and costs associated with this problem. The cost of achieving Year 2000 compliance is estimated to be approximately $50,000 over the cost of normal software upgrades and replacements and will be incurred through fiscal 1999. The Company anticipates Year 2000 issues will be satisfactorily resolved by December 1999.

         Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from forecasted results. These risks and uncertainties include among other things, product demand, customers' strategies regarding the December 22, 1998 EPA compliance requirements, and market competition.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements are attached as an exhibit to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BOARD OF DIRECTORS

BARRY S. ROSENSTEIN, 39, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a Managing Partner of Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. From 1991 to 1996 Mr. Rosenstein served as a General Partner of Genesis Merchant Group Securities and served as the head of its Investment/Merchant Banking Group. Mr. Rosenstein is currently a director of Venture Stores, Inc., PDS Associates, and Marisa Christina, Inc.

MARC A. WEISMAN, 45, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a Managing Partner of Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. From January 1996 to August 1996, Mr. Weisman served as Director in the Principal Transactions Group at CS First Boston where he ran the High Yield Real Estate Finance Division. From 1988 to 1996, Mr. Weisman was Chief Financial Officer and Executive Vice President of the Adco Group, a privately held real estate and financial services company. Mr. Weisman is currently a director of the following private companies: Product Resources, Inc., Superior Bank SFB, Tuneup Holding, Inc., and Hydrologic, Inc.

DAN R. COOK, 48, has served as a Director and the President of the Company since May 1997.

RONALD G. CRANE, 52, has served as a Director of the Company since 1973.

DONALD W. PHILLIPS, 50, has served as a Director of the Company since May 1997. Mr. Phillips is the President and CEO of Forstmam-Leff International, Inc., a Refco Group, Ltd. Company. From 1990 to 1997, Mr. Phillips was Chairman of Equity Institutional Investors. Mr. Phillips is a Director of several manufacturing and investment companies.

EXECUTIVE OFFICERS

Dan R. Cook, 48, President, Chief Executive and Member of the Board since May 1997.

David Booth, 58, Vice President, General Counsel and Chief Financial Officer since December 1997.

Erica Bengtson, 50, Chief Operating Officer since December 1997.

James B. Grant, 49, Vice President, Corporate Development since December 1997.

(Ms. Bengtson and Mr. Booth are married to one another.)

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation provided to the Company's executive officers. Fiscal year 1998 was Mr. Cook's first full year of employment with the Company. Mr. Booth, Ms. Bengtson, and Mr. Grant did not become employed by the Company until December 1997.

NAME AND PRINCIPAL                          FISCAL            SALARY            ALL OTHER
POSITION                                    YEAR                                COMPENSATION
Dan R. Cook                                 1998              130,000           None
President and CEO

David Booth                                 1998               90,000           None
Vice President, General
Counsel and CFO

Erica Bengtson                              1998               90,000           None
Chief Operating Officer

James B. Grant                               1998              90,000           10,601 (Production Bonus)

         On May 22, 1997 the Company began paying $25,000 per quarter, a portion of which is accrued as of June 30, 1998, to Sagaponack Management Company, Inc., as compensation for the Board of Director fees of Barry Rosenstein and Marc Weisman.

         On May 22, 1997 the Company began to pay Don Phillips Board of Directors fees of $1,667, along with reasonable expenses, for physical attendance per Board of Directors meeting, plus $5,000 annually. In addition the Company has represented that it will issue to Don Phillips shares of common stock of the Company equal to one tenth of one percent of the outstanding stock of the Company at the conclusion of each year of service on the Board of Directors.

         On May 22, 1997 the Company began to pay Ronald G. Crane Board of Directors fees of $1,667, along with reasonable expenses, for physical attendance per Board of Directors meeting, plus $5,000 annually. In addition the Company has represented that it will issue to Ronald G. Crane shares of common stock of the Company equal to one tenth of one percent of the outstanding stock of the Company at the conclusion of each year of service on the Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 21, 1998 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock.

                                                     Number of Shares                            Percent of
Name                                                 Beneficially Owned                          Outstanding Shares
----                                                 ------------------                          ------------------
Sagaponack Partners, L.P.                                  7,337,853(1)                                37.0%
170 Columbus Ave., 5th Floor
San Francisco, CA 94133

Charles A. Watson                                          1,045,000                                    5.3%
5166 Soledad Road
San Diego, CA 92109

(1) Does not include 2,625,432 warrants to purchase shares of Common Stock which are exercisable at the times and prices, and to the extent, that other options and warrants of the Company are exercised after May 22, 1997 in order to maintain Sagaponack Partners, L.P.'s proportionate ownership of the outstanding Common Stock of the Company.

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 18, 1998 of (i) each director, (ii) the chief executive officer of the Company named in the Summary Compensation Table appearing in Item 10, and (iii) all directors and executive officers of the Company as a group.

                                                     Number of Shares                            Percent of
Name                                                 Beneficially Owned                          Outstanding Shares
----                                                 ------------------                          ------------------
Ronald G. Crane                                      1,121,500(1)                                  6%
12265 W. Bayaud Ave, #110
Lakewood, CO 80228

Dan R. Cook                                            600,000(2)                                  1%
12265 W. Bayaud Ave., #110
Lakewood, CO 80228

Barry S. Rosenstein                                  7,337,853(3)                                 37.00%
170 Columbus Ave., 5th Floor.
San Francisco, CA 94133

Marc A. Weisman                                              0                                     0.00%
645 Fifth Ave., 8th Floor
New York, NY 10022

Donald W. Phillips                                           0                                     0.00%
111 W. Jackson Blvd., Ste 1800
Chicago, IL 60604

All executive officers and directors
as a group (3 persons)                               805,194(4)                                    4.00%

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In consideration of the purchase by Sagaponack of the Senior Subordinated Notes, the Company issued to Sagaponack Partners, L.P., 7,304,520 shares of the Company's Common Stock, which represented in the aggregate 40% of the issued and outstanding shares of the Company's Common Stock immediately after issuance of the Common Stock. Warrants were issued to Sagaponack Partners, L.P., to purchase shares of Common Stock in an amount sufficient, upon the exercise of any outstanding options and warrants, for Sagaponack Partners, L.P., to maintain 40% ownership of the outstanding Common Stock of the Company. Such warrants will be at the same price and on the same terms as the options or warrants exercised by third parties.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

         3.2.1 The Articles of Incorporation and bylaws are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1989.

         3.2.2 Certificate of Amendment of Articles of Incorporation dated February 3, 1998 is Incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998.

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

         10.7 Stock Option agreement dated April 3, 1997 between the Company and Ronald G. Crane is incorporated herein by reference to the Company's Form 10-K for fiscal year 1997.

         10.9 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook is incorporated herein by reference to the Company's Form 10-K for fiscal year 1997.

         10.10 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook is incorporated herein by reference to the Company's Form 10-K for fiscal year 1997.

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

         10.20 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

         10.21 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant, is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.22 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.23 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.24 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.25 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.26 Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.27 Employment Agreement dated December 18, 1997 between the Company and Erica Bengtson, including the Stock Option Agreement, is incorporated herein by reference to the Company's Form 10-Q for the quarter ending December 31, 1997.

         10.28 Employment Agreement dated December 18, 1997 between the Company and James B. Grant, including the Stock Option Agreement, is incorporated herein by reference to the Company's Form 10-Q for the quarter ending December 31, 1997.

         10.29 Employment Agreement dated December 18, 1997 between the Company and David Booth, including the Stock Option Agreement, is incorporated herein by reference to the Company's Form 10-Q for the quarter ending December 31, 1997.

         10.30    Stock Option Agreement dated January 16, 1998.

         21.0     Subsidiaries of Registrant

                     A-Accurate Moving, Inc.            California     Inactive
                     EnvirAlert, Inc.                   Delaware       Inactive
                     Three Generations Moving, Inc.     California     Inactive
                     Watson Systems, Inc.               Missouri       Inactive
                     Watson Value Assets, LLC           California     Inactive
                     Advanced Tank Certification, Inc.  Tennessee      Inactive

         23.0     Consent of Independent Auditors

         27.0     Financial Data Schedule

(B) DURING THE REGISTRANT'S QUARTER ENDED JUNE 30, 1998, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K: None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        USTMAN TECHNOLOGIES, INC.

                                        By: /s/ Dan R. Cook, October 9, 1998
                                            ------------------------------------
                                        Dan R. Cook, President, Chief  Executive
                                        Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ Barry S. Rosenstein                     Co-Chairman of Board of Directors,                   October 9, 1998
------------------------------------
(Barry S. Rosenstein)

/s/ Marc A. Weisman                         Co-Chairman of Board of Directors,                   October 9, 1998
------------------------------------
(Marc A. Weisman)

/s/ Dan R. Cook                             President, Chief Executive Officer,
------------------------------------        and Director                                         October 9, 1998
(Dan R. Cook)

/s/ Ronald G. Crane                         Director                                             October 9, 1998
------------------------------------
(Ronald G. Crane)

/s/ Donald W. Phillips                      Director                                             October 9, 1998
------------------------------------
(Donald W. Phillips)

/s/ David Booth                             Vice President and Chief
------------------------------------        Financial Officer                                    October 9, 1998
(David Booth)

/s/ Erica Bengtson                          Chief Operating Officer                              October 9, 1998
------------------------------------
(Erica Bengtson)

                               INDEX TO EXHIBITS


         3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

         3.2.1 The Articles of Incorporation and bylaws are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1989.

         3.2.2 Certificate of Amendment of Articles of Incorporation dated February 3, 1998 is Incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998.

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

         10.7 Stock Option agreement dated April 3, 1997 between the Company and Ronald G. Crane.

         10.9 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook

         10.10 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook

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

         10.20 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company is incorporated herein by reference to the Company's Current Form 8-K filed on June 6, 1997.

         10.21 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant, is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.22 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.23 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.24 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.25 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.26 Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. is incorporated herein by reference to the Company's Current Form 8-K filed on December 30, 1997.

         10.27 Employment Agreement dated December 18, 1997 between the Company and Erica Bengtson, including the Stock Option Agreement, is incorporated herein by reference to the Company's Form 10-Q for the quarter ending December 31, 1997.

         10.28 Employment Agreement dated December 18, 1997 between the Company and James B. Grant, including the Stock Option Agreement, is incorporated herein by reference to the Company's Form 10-Q for the quarter ending December 31, 1997.

         10.29 Employment Agreement dated December 18, 1997 between the Company and David Booth, including the Stock Option Agreement, is incorporated herein by reference to the Company's Form 10-Q for the quarter ending December 31, 1997.

         10.30    Stock Option Agreement dated January 16, 1998.

         21.0     Subsidiaries of Registrant

                     A-Accurate Moving, Inc.            California     Inactive
                     EnvirAlert, Inc.                   Delaware       Inactive
                     Three Generations Moving, Inc.     California     Inactive
                     Watson Systems, Inc.               Missouri       Inactive
                     Watson Value Assets, LLC           California     Inactive
                     Advanced Tank Certification, Inc.  Tennessee      Inactive

         23.0     Consent of Independent Auditors

         27.0     Financial Data Schedule

                            USTMAN Technologies, Inc.

                        Consolidated Financial Statements


                          Year ended June 30, 1998 and
                         nine months ended June 30, 1997





                                    CONTENTS

Report of Independent Auditors...........................................1

Consolidated Financial Statements

Consolidated Balance Sheets..............................................2
Consolidated Statements of Operations....................................4
Consolidated Statements of Shareholders' Equity (Deficit)................5
Consolidated Statements of Cash Flows....................................6
Notes to Consolidated Financial Statements...............................7

                         Report of Independent Auditors

Board of Directors and Shareholders
USTMAN Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USTMAN Technologies, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended June 30, 1998 and the nine months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USTMAN Technologies, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended June 30, 1998 and the nine months ended June 30, 1997, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

Denver, Colorado
October 9, 1998

                            USTMAN Technologies, Inc.

                           Consolidated Balance Sheets



                                                                                     JUNE 30
                                                                             1998               1997
                                                                   -----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $     366,000       $     799,000
   Accounts receivable (less allowance for doubtful
     accounts of $195,000 in 1998 and $89,000 in 1997)                       826,000             662,000
   Inventory                                                                 112,000             188,000
   Prepaid expenses and other current assets                                  70,000             230,000
                                                                   -----------------------------------------
Total current assets                                                       1,374,000           1,879,000

Furniture and equipment:
   Machinery and equipment                                                    76,000             686,000
   Computers and equipment                                                   783,000             749,000
   Furniture and fixtures                                                     88,000             219,000
   Automobiles and trucks                                                          -             100,000
   Leasehold improvements                                                      4,000               5,000
                                                                   -----------------------------------------
                                                                             951,000           1,759,000
   Accumulated depreciation                                                  407,000           1,004,000
                                                                   -----------------------------------------
                                                                             544,000             755,000

Intangible assets (less accumulated amortization of
   $1,351,000 in 1998 and $377,000 in 1997)                                9,699,000           8,546,000

                                                                   -----------------------------------------
Total assets                                                             $11,617,000         $11,180,000
                                                                   =========================================

                                                                                   JUNE 30
                                                                           1998                1997
                                                                   -----------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable                                                     $    327,000        $    264,000
   Accrued expenses:
     Salaries and wages                                                       58,000             224,000
     Other                                                                   620,000             280,000
   Deferred revenue                                                          130,000             147,000
   Current portion of long-term debt                                         875,000           1,083,000
                                                                   -----------------------------------------
Total current liabilities                                                  2,010,000           1,998,000

Long-term debt, less current portion                                       9,784,000           6,423,000

Deferred employee benefits                                                   435,000             434,000

Shareholders' equity (deficit):
   Common stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 19,855,243 in
       1998 and 18,344,633 in 1997                                        12,810,000          10,373,000
     Additional paid-in capital                                            2,517,000           1,947,000
     Accumulated deficit                                                 (15,939,000)         (9,995,000)
                                                                   -----------------------------------------
Total shareholders' equity (deficit)                                        (612,000)          2,325,000
                                                                   -----------------------------------------
Total liabilities and shareholders' equity (deficit)                     $11,617,000         $11,180,000
                                                                   =========================================


See accompanying notes.

                            USTMAN Technologies, Inc.

                      Consolidated Statements of Operations



                                                                        YEAR ENDED          NINE MONTHS
                                                                          JUNE 30          ENDED JUNE 30
                                                                           1998                1997
                                                                   -----------------------------------------

Net sales                                                                $ 5,988,000         $ 2,325,000
Cost of sales                                                              2,464,000             836,000
                                                                   -----------------------------------------
   Gross profit                                                            3,524,000           1,489,000

Selling, general and administrative expenses                               6,247,000           2,912,000
Write-off of investment in Toxguard Systems, Inc.                                  -             384,000
                                                                   -----------------------------------------
                                                                          (2,723,000)         (1,807,000)

Other income (expense):
   Interest expense                                                       (3,240,000)           (172,000)
   Interest income                                                            19,000               4,000
                                                                   -----------------------------------------
                                                                          (3,221,000)           (168,000)
                                                                   -----------------------------------------

Loss before income taxes                                                  (5,944,000)         (1,975,000)

Provision for income taxes                                                         -              (4,000)
                                                                   -----------------------------------------
Net loss                                                                 $(5,944,000)        $(1,979,000)
                                                                   =========================================

Basic and diluted net loss per share                                $           (.31)  $           (.17)
                                                                   =========================================


See accompanying notes.

                            USTMAN Technologies, Inc.

            Consolidated Statements of Shareholders' Equity (Deficit)




                                            COMMON STOCK          ADDITIONAL
                                    -----------------------------  PAID-IN     ACCUMULATED
                                        SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                    -------------------------------------------------------------------------
Balance at September 30, 1996          10,487,401   $  9,100,000 $   653,000   $ (8,016,000)    $1,737,000
   Common stock issued in exchange
     for shares of Envir-Alert, Inc.
                                            4,379         12,000           -              -         12,000
   Common stock and options issued
     in connection with private
     placement to the Investors
                                        7,337,853        713,000   1,294,000              -      2,007,000
   Common stock issued in
     connection with private
     placements                           465,000        455,000           -              -        455,000
   Common stock issued for
     settlement of lawsuit                 50,000         93,000           -              -         93,000
   Net loss                                     -              -           -     (1,979,000)    (1,979,000)
                                    -------------------------------------------------------------------------
Balance at June 30, 1997               18,344,633     10,373,000   1,947,000     (9,995,000)     2,325,000
   Common stock issued for
     settlement of employment
     agreement                             16,667         27,000           -              -         27,000
   Common stock and options issued
     in connection with  Advanced
     Tank Certification, Inc.
     acquisition                          775,194      1,116,000           -              -      1,116,000
   Options exercised for common
     stock                                718,749      1,294,000  (1,294,000)             -              -
   Options modified to extend
     exercise date and increase
     exercise price                             -              -     222,000              -        222,000
   Warrants to be issued under the
     terms of the Senior
     Subordinated Note agreement                -              -   1,642,000              -      1,642,000
   Net loss                                     -              -           -     (5,944,000)    (5,944,000)
                                    -------------------------------------------------------------------------
Balance at June 30, 1998               19,855,243    $12,810,000  $2,517,000   $(15,939,000)   $  (612,000)
                                    =========================================================================


See accompanying notes.

                            USTMAN Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                       YEAR ENDED       NINE MONTHS ENDED
                                                                         JUNE 30             JUNE 30
                                                                          1998                1997
                                                                   -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 $(5,944,000)        $(1,979,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                            285,000             166,000
     Amortization of intangible assets                                       864,000             193,000
     Amortization included in interest expense                               555,000              29,000
     Warrants to be issued under Senior Subordinated Note
     agreement                                                             1,642,000                   -
     Gain on sale of property held for sale                                        -            (363,000)
     Write-off of net investment in Toxguard Systems, Inc.
                                                                                   -             293,000
     Write-off of proprietary software, net                                  656,000                   -
     Issuance of common stock and stock options                              249,000                   -
     Interest converted to long-term debt                                    741,000              76,000
     Issuance of common stock to settle lawsuit                                    -              93,000
     Gain on sale of Toxguard Fluid Technologies, Inc.                       (28,000)                  -
     Loss on sale of equipment                                               260,000               6,000
     Net changes in operating assets and liabilities                         526,000             238,000
                                                                   -----------------------------------------
Net cash used in operating activities                                       (194,000)         (1,248,000)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                        (286,000)            (27,000)
Proceeds from sale of equipment                                              101,000                   -
Proceeds from sale of property held for sale                                       -             315,000
Acquisition of USTMAN Industries, Inc., net of cash acquired                       -          (5,247,000)
Acquisition of Advanced Tank Certification, Inc., net of cash
   acquired                                                               (2,311,000)                  -
Sale of Toxguard Fluid Technologies, Inc., net of
   cash sold                                                                 123,000                   -
                                                                   -----------------------------------------
Net cash used in investing activities                                     (2,373,000)         (4,959,000)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                             -             455,000
Proceeds from issuance of long-term debt, net                              3,683,000           6,724,000
Principal payments on long-term debt                                      (1,549,000)           (413,000)
                                                                   -----------------------------------------
Net cash provided by financing activities                                  2,134,000           6,766,000
                                                                   -----------------------------------------

Increase (decrease) in cash and cash equivalents                            (433,000)            559,000
Cash and cash equivalents at beginning of period                             799,000             240,000
                                                                   -----------------------------------------
Cash and cash equivalents at end of period                              $    366,000        $    799,000
                                                                   =========================================

See accompanying notes.

                            USTMAN Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


1. ORGANIZATION

USTMAN Technologies, Inc. and subsidiaries (the "Company"), formerly Watson General Corporation ("Watson General"), provides environmental services to owners and operators of underground storage tanks in the United States and abroad. These products and services include statistical inventory reconciliation and other monitoring methods accepted by various regulatory authorities.

The Company's consolidated operations for the year ended June 30, 1998 and the nine months ended June 30, 1997 were concentrated in a single business segment--the environmental services industry. There were no customers greater than 10% of sales for the year ended June 30, 1998 or the nine months ended June 30, 1997. Sales to customers outside the United States were immaterial during 1998 and 1997 but are anticipated by management to increase in the upcoming year.

In fiscal 1997, the Company was a holding company which provided a variety of environmental services to owners of underground storage tanks through its subsidiaries, USTMAN Industries, Inc. ("USTMAN Industries"), Watson Systems, Inc. ("Watson Systems"), Toxguard Fluid Technologies, Inc. ("TFT"), EnvirAlert, Inc. ("EnvirAlert") and Toxguard Systems, Inc. ("Toxguard Systems"). The Company's services included leak detection, removal and installation of underground storage tanks and antifreeze recycling. The Company owned 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard Systems. The remaining subsidiaries were wholly owned by the Company.

On August 27, 1997, Toxguard Systems voluntarily filed under Chapter 7 of the Bankruptcy Code. As of June 30, 1997, the Company wrote off its net investment and net goodwill in Toxguard Systems of $293,000 and $91,000, respectively, as a result of the bankruptcy filing (see Note 6).

During 1998, the Company consolidated the operations of USTMAN Industries, Envir-Alert, and Watson Systems and sold TFT. The Company no longer provides underground storage tank removal and installation and antifreeze recycling and has focused its efforts primarily on providing statistical inventory reconciliation procedures and underground storage tank monitoring services to its customers. During December 1997, the Company acquired 100% of the common stock of Advanced Tank Certification, Inc. ("ATC"), which operated in a similar line of business (see Note 3).

                            USTMAN Technologies, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Effective July 1, 1997, the Company elected to change its fiscal year to a period beginning July 1 and ending June 30. Accordingly, the accompanying consolidated financial statements present the transition period from the prior fiscal year end of September 30, 1996 to June 30, 1997.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $5,944,000 and $1,979,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively. Additionally, the Company's operations have resulted in negative cash flows of $194,000 and $1,248,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively. Management believes the Company will generate sufficient cash flows to enable it to fund operations and satisfy all capital requirements over the next twelve months.

REVENUE RECOGNITION

The Company primarily generates income through the testing of underground storage tanks and related software services. Sales are recognized when services are performed. Prepaid contracts are recorded as deferred revenue and recognized as the contract is completed.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts for the prior period have been reclassified to conform to the current year presentation.

                            USTMAN Technologies, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and are depreciated under the straight-line method over their estimated useful lives of five years.

INVENTORY

Inventory consists of tank gauge equipment and is accounted for using the weighted-average method.

ASSET IMPAIRMENT

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets include furniture and equipment, identifiable intangible assets and goodwill. Long-lived assets held for sale are valued at amortized cost.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                                                                   JUNE 30
                                                                           1998                1997
                                                                   -----------------------------------------
      Goodwill                                                          $  5,946,000          $2,999,000
      Technology                                                           3,300,000           4,200,000
      Deferred debt issuance costs                                         1,803,000           1,722,000
      Copyrights and organization costs                                        1,000               2,000
                                                                   -----------------------------------------
                                                                          11,050,000           8,923,000
      Less accumulated amortization                                       (1,351,000)           (377,000)
                                                                   -----------------------------------------
                                                                        $  9,699,000          $8,546,000
                                                                   =========================================

                            USTMAN Technologies, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill related to the USTMAN Industries and Watson Systems, Inc. acquisitions is amortized over 15 years and goodwill relating to the ATC acquisition is amortized over 10 years. Other goodwill (net carrying value of $87,000 at June 30,1998) is amortized over 20 years. Acquired technology is amortized over eight years, and capitalized copyrights and organization costs are amortized on a straight-line basis over five years. During 1998, the Company discontinued the use of certain proprietary software due to the development of a more advantageous product and wrote off the remaining unamortized balance of $656,000.

In connection with the private placement of its Senior Subordinated Notes of $7,000,000 and 7,304,520 shares of its common stock (see Notes 5 and 7), the Company incurred costs of $2,010,000. The Company allocated the costs of $1,722,000 and $288,000 to intangible assets and common stock, respectively. The deferred debt issuance costs included in intangible assets are being amortized over the term of the Senior Subordinated Notes using the straight-line method which approximates the interest method.

Amortization expense amounted to $1,419,000 and $222,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity of these items. The fair values of the Company's long-term debt approximated its carrying amount at June 30, 1998, based on rates currently available to the Company for debt with similar terms and remaining maturities.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

ADVERTISING

Advertising costs are expensed as incurred and include trade shows, direct mailings, and trade publications. Advertising expenses were $300,000 and $83,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively.

                            USTMAN Technologies, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is effective for the Company's 1998 fiscal year. As permitted by the standard, the Company has chosen to continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the options' exercise price. Compensation cost for performance shares issued to nonemployees is recorded over the vesting period from the date the underlying stock options are exercised based on the fair market value of the Company's stock on the option exercise date.

PER SHARE INFORMATION

Effective June 30, 1998, the Company adopted FASB Statement No. 128, Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. Net loss per share amounts for both periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Per share information is based on the weighted average number of common shares outstanding. Weighed average shares for computing loss per share were 19,117,186 and 11,727,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively. Due to the Company's loss position, diluted net loss per share is the same basic earnings per share as the result would be antidilutive.

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

                            USTMAN Technologies, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

The Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Changes in operating assets and liabilities as shown in the consolidated statements of cash flows, net of acquired assets and liabilities, are as follows:

                                                                         YEAR ENDED      NINE MONTHS ENDED
                                                                          JUNE 30             JUNE 30
                                                                            1998                1997
                                                                   -----------------------------------------
      Accounts receivable, net                                            $ (93,000)           $315,000
      Inventory                                                              76,000            (188,000)
      Prepaid expenses and other current assets                             169,000             112,000
      Accounts payable                                                       93,000             (26,000)
      Accrued expenses                                                      298,000             123,000
      Deferred revenue                                                      (17,000)             15,000
      Note payable                                                                -            (105,000)
      Other long-term liabilities                                                 -              (8,000)
                                                                   -----------------------------------------
                                                                           $526,000            $238,000
                                                                   =========================================

The Company paid no federal or state income taxes for the year ended June 30, 1998 and paid $5,000 for the nine months ended June 30, 1997. The Company paid interest of $247,713 and $90,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively.

                            USTMAN Technologies, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In connection with the acquisition of ATC and USTMAN Industries in December 1997 and May 1997, respectively, (see Note 3), the Company funded the acquisition as follows:

                                                                             ATC              USTMAN
                                                                      ------------------ ------------------
      Fair value of assets acquired                                        $3,539,000         $6,126,000
      Less:
        Cash acquired                                                        (112,000)            (3,000)
        Purchase price adjustment liability (see Note 3)                            -           (376,000)
        Notes payable issued                                                        -           (500,000)
        Common stock issued                                                (1,116,000)                 -
                                                                      ------------------ ------------------
      Cash paid                                                            $2,311,000         $5,247,000
                                                                      ================== ==================

Noncash investing and financing activities during fiscal 1998 consist of the reduction of the purchase price adjustment liability and related goodwill of $76,000 in connection with the USTMAN acquisition (see Note 3).

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Issues requiring significant assumptions include estimates of future cash flows used in the evaluation of the recoverability of goodwill, and estimates made in establishing the allowance for doubtful accounts and obsolete inventory.

3. ACQUISITIONS

Pursuant to the Primary Stock Purchase Agreement and Contingent Stock Purchase Agreement, on December 17, 1997, the Company acquired all of the outstanding capital stock of ATC, a Tennessee corporation, for an aggregate of approximately $3.4 million in cash and stock. In connection with the acquisition, the Company secured a term loan of $3.75 million from BankBoston, N.A. (see Note 7).

                            USTMAN Technologies, Inc.

3. ACQUISITIONS (CONTINUED)

ATC provided services to owners and operators of underground storage tanks including statistical inventory reconciliation, tightness testing and cathodic protection. ATC operations have been consolidated at the Company's Lakewood, Colorado headquarters in order to eliminate duplication and increase efficiencies.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. ATC's purchase price in excess of the net assets of the purchased company was assigned to goodwill. The Company allocated $3,058,000 to goodwill. The Company is amortizing the goodwill on a straight-line basis over ten years.

On May 22, 1997, the Company acquired all of the outstanding capital stock of USTMAN Industries, a subsidiary of NDE Environmental Corporation ("NDE"), pursuant to a Stock Purchase Agreement between the Company and NDE (the "USTMAN Acquisition"). The purchase price was $5.25 million in cash and a $500,000 promissory note. As of June 30, 1998, the promissory note had been paid in full.

Immediately prior to the closing, all cash and cash equivalents of USTMAN Industries at the close of business on May 21, 1997 were transferred to NDE. In addition, the Stock Purchase Agreement provided for an adjustment to the purchase price within 60 days after the closing to reflect the difference, if any, between the working capital balance of USTMAN Industries at the closing (after taking into account the transfer of cash and cash equivalents to NDE on May 21) and $424,271 (representing the working capital balance of USTMAN Industries as of December 31, 1996.) In fiscal year 1997, the Company accrued an estimated purchase price adjustment of $376,000. During the 1998 fiscal year, the Company and NDE agreed to reduce the adjustment to $300,000 and as a result the Company reduced the goodwill recorded on the USTMAN acquisition by $76,000.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The Company's purchase price in excess of the net assets of USTMAN Industries was assigned to goodwill and software based upon the estimated future cash flows of its operations. The Company allocated $1,622,000 to goodwill and $3,300,000 to software. The Company is amortizing the goodwill and software assets on a straight-line basis over 15 and 8 years, respectively.

                            USTMAN Technologies, Inc.

3. ACQUISITIONS (CONTINUED)

The Company obtained $7,000,000 of financing for the USTMAN acquisition and for working capital from Sagaponack Partners, L.P. ("Sagaponack"), a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, the Investors), pursuant to a Securities Purchase Agreement dated May 22, 1997 (see Note 5). As of June 30, 1998, two partners of the investors serve as directors of the Company.

During fiscal year 1998, USTMAN Industries, Watson Systems and Watson General were merged resulting in the remaining entity, USTMAN Technologies, Inc. In connection with the merger and the ATC acquisition, the Company recorded a charge to general and administrative expenses of $736,000 for direct and other transition costs consisting primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees.

USTMAN Industries' and ATC's results of operations have been included in the consolidated results of operations since May 23, 1997 and December 18, 1997, respectively. Proforma unaudited consolidated operating results of the Company USTMAN Industries and ATC for the year ended June 30, 1998 and the nine months ended June 30, 1997 assuming the acquisitions had been as of the beginning of each period are as follows:

                                                                   YEAR ENDED              NINE MONTHS ENDED
                                                                 JUNE 30, 1998              JUNE 30, 1997
                                                       -------------------------- --------------------------
                                                                  (unaudited)                (unaudited)
       Net sales                                                   $6,802,000                 $6,592,000
       Net loss                                                    (5,991,000)                (3,293,657)
       Net loss per share                                              $(.30)                     $(.17)


4. SALE OF PROPERTY HELD FOR SALE

In December 1994, the Company purchased a secured adjustable rate loan dated March 29, 1989 with a face value of $1,400,000 from a major bank. The loan was secured with a Commercial Deed of Trust, Assignment of Rents, and Security Agreement for a 12,215 square foot strip shopping mall located in El Cajon, California. The bank sold the loan to the Company for $300,000. Professional environmental assessments of the property securing the loan, made on behalf of the bank, revealed there was hydrocarbon contamination present.

                            USTMAN Technologies, Inc.

4. SALE OF PROPERTY HELD FOR SALE (CONTINUED)

In March 1995, the Company completed foreclosure proceedings and took possession of the property and a Receiver's account totaling $147,000.

The Company completed its own environmental assessment of the property which indicated that the level of hydrocarbon contamination was significantly less than previously detected. On January 4, 1996, the Company's management received a "no further action" letter from the San Diego Department of Environmental Health which cleared the title to the property from any restrictions on transferability.

On October 1, 1996, the Company formed a wholly owned limited liability company
(LLC), Watson Value Assets LLC ("WVA") into which the property and building for sale, with a net book value of $337,000, was transferred for liability purposes.

In December 1996, WVA sold the property for $700,000. The Company recorded a gain on the sale of the property of $363,000 for the nine months ended June 30, 1997.

5. SALE OF TOXGUARD FLUID TECHNOLOGIES, INC.

On January 20, 1998, the Company sold all of the outstanding capital stock of TFT for $92,000 in cash. At the date of sale, the Company's investment in TFT was valued at a negative $336,000. Additionally, the Company wrote off approximately $400,000 in advances to TFT. The sale resulted in a net gain of approximately $28,000.

6. TOXGUARD SYSTEMS BANKRUPTCY

As a result of Toxguard Systems filing under Chapter 7 of the Bankruptcy Code (see Note 1) in August 1997, the Company has written off its net investment in Toxguard Systems at June 30, 1997. Toxguard Systems owed $356,000 to its creditors at the time of filing for bankruptcy. The bankruptcy proceedings for Toxguard Systems have not yet been approved and settled by the U.S. Bankruptcy Court and, accordingly, there is uncertainty as to the ultimate resolution of creditors' claims. In management's opinion, the ultimate resolution of the bankruptcy proceedings will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.

                            USTMAN Technologies, Inc.

7. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                          JUNE 30
                                                                                   1998             1997
                                                                            ------------------------------------
Senior Subordinated Notes Payable to the Investors, net of original
   issue discount of $783,000 and $907,000, respectively                        $ 7,034,000        $6,093,000

BankBoston Term Loan, principal due in quarterly installments through December
   31, 2000, interest payable quarterly at the BankBoston Base
   Rate plus 2.5%. (11% at June 30, 1998)                                         3,625,000                 -

Note payable to NDE, all principal due on June 1, 1998, interest payable quarterly at 8.5%, guaranteed by USTMAN, Watson Systems, Inc. and
   EnvirAlert, Inc., maturing June 1998                                                   -           500,000

Purchase price adjustment payable to NDE, due upon settlement of
   disputed purchase price                                                                -           376,000

Note payable to a lending institution in monthly installments of $3,143
   including interest at 9.12%, maturing January 1999                                     -            55,000

Service fleet vehicle loans and other amounts owed, due in monthly installments through 1999 at rates ranging from 8.75% to 15.9%,
   collateralized by the related asset                                                    -            32,000

Note payable to bank in monthly installments of $10,750 including interest at
   1.5% over the corporate base rate adjusted quarterly, with any remaining unpaid principal due November 2000, collateralized by a security interest in accounts receivable and certain property
   and equipment of the Company                                                           -           381,000

Guarantor of note payable to bank in monthly installments of $3,259 including interest at 10.5%, with any remaining principal due
   November 1997                                                                          -            28,000

Unsecured notes payable to former employees and officers of an acquired subsidiary. The notes are non-interest bearing with various
   maturities through January 30, 1998                                                    -            35,000

Unsecured note payable to a former officer and shareholder in monthly installments of $226, including interest at 6.5%, maturing December
   2000                                                                                   -             6,000
                                                                            ------------------------------------
                                                                                 10,659,000         7,506,000
Less current portion                                                                875,000         1,083,000
                                                                            ------------------------------------
Long-term portion                                                               $ 9,784,000        $6,423,000
                                                                            ====================================

                            USTMAN Technologies, Inc.

7. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

On December 17, 1997, the Company secured term and acquisition financing from BankBoston, N.A. Pursuant to the agreement, the Company obtained $3.75 million in the form of a term loan bearing interest at the BankBoston Base Rate plus 2 1/2% (11% at June 30, 1998). Repayment of the loan began March 31, 1998 and continues in quarterly installments, including accrued interest, until December 31, 2000 when the remaining principal is due. The agreement also requires the Company to pay additional interest totaling the greater of $150,000 or 5% of the average consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") during fiscal 1998, 1999 and 2000. This amount is payable in September 2000 and is being accrued over the life of the note using the effective interest method. The debt is secured by the assets of the Company. The Company used this financing to facilitate the ATC acquisition, to pay existing debt, and for working capital purposes. The agreement with BankBoston provides that additional financing of up to $2.25 million can be made available to the Company for approved future acquisitions. As of June 30, 1998, the Company had not used any of this additional acquisition financing.

The BankBoston agreement contains financial and restrictive covenants. These covenants include minimum levels of EBITDA and consolidated net worth, maximum levels of capital expenditures and ratios of funded debt to EBITDA, EBITDA to interest charges, and operating cash flows to debt service. If the Company fails to meet the covenants, the unpaid principal and accrued interest will become immediately due. Due to the lower than expected performance in fiscal 1998, the Company failed to meet the requirements of all the covenants with the exception of the capital expenditure limitations. The Company received a waiver from the bank for these covenant violations at June 30, 1998. On October 9, 1998, the Company and BankBoston agreed to amend the terms of the agreement and reduced the covenant requirements for the upcoming three quarters beginning on September 30, 1998. Management believes the Company's operations for fiscal year 1999 will be sufficient to enable the Company to be in compliance with the amended covenants for all periods of fiscal year 1999. Accordingly, amounts payable under the term loan agreement are classified as long term in the accompanying balance sheets with the exception of scheduled principal payments.

On May 22, 1997, the Company completed the private placement of its Senior Subordinated Notes with an aggregate principal amount of $7,000,000 and 7,304,520 shares of its common stock (see Note 9) to the Investors, and used most of the proceeds therefrom to acquire all of the outstanding capital stock of USTMAN Industries. The notes are due and payable in five years, subject to mandatory prepayment in

                            USTMAN Technologies, Inc.

7. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

certain circumstances. The notes are secured by the assets of the Company, including the stock of certain of its subsidiaries, and by the assets of the principal subsidiaries of the Company, including USTMAN Industries and Watson Systems. The notes are subject to mandatory prepayment in the event that the Company completes a public offering of newly-issued shares of common stock (a Stock Offering), or in the event that one or more persons (other than the Investors or their transferees) acquire at least 50% of the outstanding common stock or of the operating assets of the Company (a Company Sale). In addition, the Company must apply toward reduction of principal at least 50% of any excess cash.

Interest on the Senior Subordinated Notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes. At the option of the Company, interest payments due can be converted to debt under the same terms as the original principal. During the year ended June 30, 1998, the Company converted interest due of $741,000 to long term debt. In addition, if on the earlier of (i) the third anniversary of the date of the Securities Purchase Agreement or such other date thereafter designated by the Investors, (ii) the date of a stock offering or (iii) a sale of the Company (the "Adjustment Date"), the Company's cumulative adjusted earnings before taxes, depreciation and amortization ("EBTDA") fail to meet specific projections provided by the Company to the Investors, additional interest is payable in the form of warrants to the Investors. The additional interest is determined by comparing a ratio of fully diluted EBTDA per share to the projected fully diluted EBTDA. If the resulting actual percentage of EBTDA per share is less than 70% of the projected amount, an adjustment to interest expense is calculated and warrants are issued in an amount equal to the additional interest expense divided by the fair market value of the common stock on the Adjustment Date. The adjusted interest rate cannot exceed 29.76%. Due to the lower than expected performance in fiscal 1998, the Company did not meet the projected EBTDA per share and believes it is unlikely to meet these projections in the future. Accordingly, the Company has recorded interest expense on the Senior Subordinated Notes at a rate of 29.76% and reflected the additional 18.76% expense as warrants to be issued. This amount totaled $1,642,000.

During the time that the Senior Subordinated Notes remain outstanding, the Company is subject to a number of negative covenants, as set forth in the Securities Purchase Agreement. Upon the occurrence of an Event of Default, as defined in the Securities Purchase Agreement, the Senior Subordinated Notes can become immediately due and payable. As of June 30, 1998, the Company was in violation of one of its covenants due to the violation on the BankBoston agreement noted above. The Company obtained a

                            USTMAN Technologies, Inc.

7. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

waiver for this violation as of June 30, 1998 and for the upcoming fiscal year and accordingly, all amounts due under the Senior Subordinated Notes are reflected as long term.

The Senior Subordinated Notes also specify that the Company pay Sagaponack an annual management fee totaling $100,000 through the fifth anniversary of the agreement.

Principal payments on long-term debt are as follows:

          FISCAL YEAR ENDING JUNE 30                                              AMOUNT
                                                                           ---------------------
                       1999                                                      $   875,000
                       2000                                                        1,250,000
                       2001                                                        1,500,000
                       2002                                                        7,034,000
                                                                           ---------------------
                                                                                 $10,659,000
                                                                           =====================

8. INCOME TAXES

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense is as follows:

                                                                    YEAR ENDED JUNE 30  NINE MONTHS ENDED
                                                                           1998            JUNE 30 1997
                                                                   -----------------------------------------
      Benefit from loss before provision for income taxes computed
         at statutory rate                                                $1,919,000          $673,000
      Nondeductible expense                                                 (136,000)         (137,000)
      Losses without tax benefit                                          (1,783,000)         (536,000)
      California franchise tax                                                     -            (4,000)
                                                                   -----------------------------------------
                                                                    $              -        $   (4,000)
                                                                   =========================================

At June 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11.4 million which begin to expire in fiscal year 2007.

                            USTMAN Technologies, Inc.

8. INCOME TAXES (CONTINUED)

Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:

                                                                        1998               1997
                                                              --------------------------------------
      Deferred tax assets:
         Operating loss carryforwards                                $4,401,000         $3,015,000
         Accrued expenses                                                30,000             54,000
         Book depreciation over tax                                      50,000             56,000
         Other                                                          161,000             28,000
                                                              --------------------------------------
      Total deferred tax assets                                       4,642,000          3,153,000

      Valuation allowance                                            (3,518,000)        (1,415,000)
                                                              --------------------------------------
                                                                      1,124,000          1,738,000

      Deferred tax liabilities:
         Amortization of purchased technology                        (1,103,000)        (1,738,000)
         Other                                                          (21,000)                 -
                                                              --------------------------------------
      Net deferred tax assets                                 $              -    $              -
                                                              ======================================

A valuation reserve of $3,518,000 and $1,415,000 has been established as of June 30, 1998 and 1997, respectively, due to uncertainty as to the realizability of the Company's net deferred tax assets and liabilities. The change in the valuation allowance for the year ended June 30, 1998 and the nine months ended June 30, 1997 is approximately $2,103,000 and $1,117,000, respectively.

                            USTMAN Technologies, Inc.

9. SHAREHOLDERS' EQUITY

SENIOR SUBORDINATED NOTES

On May 22, 1997, the Company completed the private placement of $7 million principal amount of its 10% Senior Subordinated Notes due 2002 and 7,304,520 shares of its common stock to the Investors and used most of the proceeds therefrom to acquire all of the outstanding capital stock of USTMAN Industries.

If, on the Adjustment Date, the Company's cumulative adjusted EBTDA per share is not greater than 90% of the amount calculated for such date on certain projections provided to the Investors, then the Company will be obligated to issue additional shares of common stock to the Investors in an amount sufficient to increase the percentage of the Company's common stock issued to the Investors from 40% to the Adjusted Base Ownership Percentage, as defined. However, in no event shall the Adjusted Base Ownership Percentage be greater than 49.999%. If the Company pays all principal of and interest on the Senior Subordinated Notes prior to October 30, 1998 (other than where such repayment is required as a result of a Stock Offering, Company Sale or acceleration of the indebtedness pursuant to the Securities Purchase Agreement), then no adjustment pursuant to the foregoing shall be required.

In connection with the private placement of its Senior Subordinated Notes of $7 million and 7,304,520 shares of its common stock, the Company recorded an original issue discount of $1,000,000 to estimate the value of the 7,304,520 shares of common stock issued in May 1997. The original issue discount is being amortized over the term of the Senior Subordinated Notes using the straight-line method which approximates the interest method.

During fiscal 1997, the Company completed four private placement offerings in which a total of 465,000 shares of common stock were issued to investors in exchange for $455,000. The shares issued have not been registered under the Securities Act of 1933, as amended (the "Act"), as they are exempt under Regulation D of the Act.

                            USTMAN Technologies, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS

Pursuant to the Securities Purchase Agreement, the Investors were issued 7,304,520 shares of the Company's common stock, representing 40% of the total number of shares of common stock outstanding immediately after such issuance, and warrants ("the Sagaponack warrants") to purchase shares of common stock in an amount sufficient, upon the exercise of any outstanding options and warrants, for the Investors to maintain their 40% ownership of the outstanding common stock of the Company. Such warrants will be at the same price and term as the options or warrants exercised by third parties.

In June 1997, the Investors exercised warrants for a noncash purchase of 33,333 shares of the Company's common stock in order to maintain their 40% ownership of the outstanding common stock of the Company.

In connection with a fiscal 1995 private placement, the Company issued warrants to the selling agent for the purchase of 50,000 units, at $3.50 per unit. As of June 30, 1998, all 50,000 warrants have expired. On August 6, 1996, 35,000 additional warrants were issued at the same price per unit which were exercisable immediately and expire on February 6, 2001. All 35,000 warrants issued remain outstanding at June 30, 1998.

The Company issued warrants for 100,000 shares exercisable at $1.62 per share through August 1999 in connection with the fiscal 1996 private placements of the Company's common stock. All of these warrants remain outstanding at June 30, 1998.

During 1997, the Company issued warrants for 200,000 shares exercisable at $1.50 per share through March 1998. In March 1998, these options were modified to extend the exercise period through March 16, 1999 and increase the exercise price to $1.75. As a result, the Company recognized expense of $222,000, representing the fair market value of these options at the time of the modification.

In connection with the 1997 private placement, the Company issued warrants for 718,749 shares at $.01 per unit. The warrants were exercisable immediately and expire on May 22, 2000. In January 1998, all warrants were exercised.

                            USTMAN Technologies, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

On September 1, 1992, the Company granted to a key employee nonstatutory options to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. These options were exercisable immediately and expire on September 30, 1998. On April 3, 1997, these options were replaced with an equal amount of options at an exercise price of $1.53. The new options were exercisable immediately and expire on April 3, 2002.

On January 4, 1994, certain key employees were issued options to purchase 1,000,000 shares at an exercise price of $2.63 in exchange for certain rights to an antifreeze recycling process. These options vested over two years and expire five years after the vesting date. On April 3, 1997, 650,000 of these options were replaced with 650,000 options at an exercise price of $1.53. The new options are exercisable immediately and expire on April 3, 2002. As of June 30, 1998, 50,000 of the remaining 350,000 options had expired.

In connection with the USTMAN Industries acquisition on May 22, 1997, the Company issued options to purchase 600,000 shares to a key employee. The options become exercisable, subject to continued employment, over four years at a rate of 25% per year beginning one year from the grant date. The options expire three years from the vesting date. The exercise price is $1.00. As of June 30, 1998, none of these options had been exercised.

Also during the 1997 fiscal year, the Company issued a total of 251,518 nonqualified options to several employees at an exercise price of $1.63. Of this total, 201,518 are immediately exercisable and the remaining 50,000 vest over two years. The options expire on various dates through April 10, 2002. As of June 30, 1998, 50,000 of these options have expired. The remaining options have not been exercised.

In connection with the ATC acquisition in December 1997, the Company issued options to purchase 90,000 shares to key employees. The options become exercisable subject to continued employment, at a rate of 33% per year beginning on the grant date and expire at a rate of 33% each year beginning five years after the grant date. The exercise price is $1.47. As of June 30, 1998, none of these options had been exercised.

During the 1998 fiscal year, the Company adopted a stock option plan authorizing the issuance of options for 2,000,000 shares of common stock to selected employees. Under the terms of the plan, the options may be either incentive or nonqualified. The exercise

                            USTMAN Technologies, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

price per share, determined by a committee of the Board of Directors, may not be less than the fair market value on the grant date.

On January 30, 1998, the Company granted 195,000 options with an exercise price of $1.50. The options become exercisable, subject to continued employment, at the rate of 33% per year beginning on the grant date. The options have a term of ten years.

The following table summarizes stock option activity for the year ended June 30, 1998 and the nine months ended June 30, 1997:

                                                                                        WEIGHTED AVERAGE
                                                                      NUMBER OF SHARES   EXERCISE PRICE
                                                                     --------------------------------------
      Outstanding on September 30, 1996                                    1,996,233           $2.25
         Granted                                                           1,954,518           $1.57
         Exercised                                                                 -              -
         Expired or forfeited                                             (1,513,233)          $2.16
                                                                     --------------------------------------
      Outstanding on June 30, 1997                                         2,437,518           $1.64
         Granted                                                             310,000           $1.50
         Exercised                                                                 -              -
         Expired or forfeited                                               (147,666)          $2.54
                                                                     --------------------------------------
      Outstanding on June 30, 1998                                         2,599,852           $1.58
                                                                     ======================================
      Exercisable                                                          1,944,852           $1.71
                                                                     ======================================

Exercise prices for the majority of the options outstanding as of June 30, 1998 ranged from $.50 to $2.50. Approximately 2,000 options outstanding at June 30, 1998 have an exercise price of $4.50.

In calculating pro forma information regarding net income and earnings per share, as required by Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 5.25%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of .75 and .78 for the year ended June 30, 1998 and the period ended June 30, 1997, respectively; and a weighted-average expected life of the option of 4.9 and 4.6 years for the year ended June 30, 1998 and the period ended June 30, 1997, respectively.

                            USTMAN Technologies, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended June 30, 1998 and the nine months ended June 30, 1997 is summarized below:

                                                                    YEAR ENDED JUNE 30  NINE MONTHS ENDED
                                                                           1998            JUNE 30 1997
                                                                   -----------------------------------------
      Pro forma net loss                                                 $6,092,000          $3,322,000
      Pro forma net loss per share                                           $(.32)              $(.28)

10. COMMITMENTS AND CONTINGENCIES

DEFERRED EMPLOYEE BENEFIT AGREEMENT

In July 1991, the Company entered into a deferred compensation agreement with the Company's former president. The benefits as defined under the agreement require the Company to pay $2,700 per month with such payments continuing throughout the president's lifetime with a minimum ten year guaranteed payment. Upon his death, benefits may continue to his beneficiaries as defined under the agreement. Monthly payments will be adjusted on an annual basis based on the Department of Labor Consumer Price Index. As of the effective date of the agreement, the benefits are fully vested, but not funded.

LEASES

The Company leases its facilities and certain equipment under noncancelable operating leases with future minimum payments as follows:

         FISCAL YEAR ENDING JUNE 30
         ----------------------------
                  1999                                                           $105,000
                  2000                                                            111,000
                  2001                                                            116,000
                  2002                                                             60,000
                                                                          -------------------
                                                                                 $392,000
                                                                          ===================

                            USTMAN Technologies, Inc.

Rent expense totaled $101,000 and $80,000 for the year ended June 30, 1998 and the nine months ended June 30, 1997, respectively.

LITIGATION

The Company is involved in various claims and lawsuits arising in the ordinary course of business. Included in accrued expenses is approximately $100,000 of reserve for potential losses resulting from this litigation. Management believes this reserve is adequate to cover all pending litigation as of June 30,1998.

11. EMPLOYEE BENEFIT PLAN

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. Under the plan, all employees are eligible to participate after six months of service. Employees may defer up to 15% of their salary subject to limits set annually by the Internal Revenue Service and, at the Company's discretion, it can match annually. No expense for matching contributions was recorded in 1997 or 1998.