Form 10QSB
period 1998-09-30
USTMAN TECHNOLOGIES INC
filed 1998-11-09
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998
                                               ------------------

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


                            12265 W. Bayaud Ave #110
                                  Lakewood, CO
                            ------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,855,243 shares of Common Stock as of November 5, 1998.

Transitional Small Business Disclosure Format (check one):   X  Yes      No
                                                            ---      ---

PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                                September
                                                                                 30,1998                 June 30,
                                                                               (unaudited)                 1998
                                                                           --------------------     -------------------

 ASSETS
        CURRENT ASSETS
              Cash and equivalents                                              $      354,000         $       366,000
              Accounts receivable, net                                                 869,000                 826,000
              Inventory                                                                232,000                 112,000
              Prepaid expenses and other current assets                                 92,000                  70,000
                                                                           --------------------     -------------------
                                                                                     1,547,000               1,374,000

        PROPERTY AND EQUIPMENT, NET                                                    526,000                 544,000
        INTANGIBLES AND GOODWILL                                                     9,390,000               9,699,000
                                                                           --------------------     -------------------
                                                                                    11,463,000              11,617,000
                                                                           ====================     ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
              Accounts payable, accrued expenses
                       and other liabilities                                         1,242,000               1,135,000
              Current portion of long-term debt                                      1,000,000                 875,000
                                                                           --------------------     -------------------
                                                                                     2,242,000               2,010,000

        LONG-TERM DEBT AND OTHER LIABILITIES                                         9,796,000               9,784,000
        DEFERRED EMPLOYEE BENEFITS                                                     434,000                 435,000

 SHAREHOLDERS' EQUITY
        Common stock                                                                12,810,000              12,810,000
        Additional paid-in capital                                                   2,863,000               2,517,000
        Accumulated deficit                                                        (16,682,000)            (15,939,000)
                                                                           --------------------     -------------------
                                                                                    (1,009,000)               (612,000)

                                                                           --------------------     -------------------
                                                                                $   11,463,000          $   11,617,000
                                                                           ====================     ===================

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 1998 and 1997


                                                                                   1998                    1997
                                                                                (unaudited)             (unaudited)
                                                                            -------------------     -------------------
 Sales                                                                         $     1,523,000           $   1,560,000

 Cost of sales                                                                         544,000                 580,000
                                                                            -------------------     -------------------

        Gross profit                                                                   979,000                 980,000

 Selling, general and administrative expenses                                          603,000                 958,000

 Depreciation and amortization                                                         312,000                 304,000

 Interest expense, net of interest income                                              807,000                 272,000
                                                                            -------------------     -------------------

      Loss from operations before benefit for income taxes                            (743,000)               (554,000)

 Benefit for income taxes                                                                    -                       -

                                                                            -------------------     -------------------
      Net loss                                                                 $      (743,000)          $    (554,000)
                                                                            ===================     ===================

      Basic and diluted, net loss, per share                                   $         (0.04)          $       (0.03)
                                                                            ===================     ===================

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1998 and 1997

                                                                                      1998                    1997
                                                                                   (unaudited)             (unaudited)
                                                                               -------------------     -------------------
 Operating Activities
        Net loss                                                                 $       (743,000)       $       (554,000)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation and amortization                                                    420,000                 391,000
         Loss on sale and write-off of property and equipment                                                      54,000
        Warrants to be issued under Senior Subordinated Note
        agreement                                                                         346,000                       -
        Interest converted to long-term debt                                              212,000                 199,000
         Net Changes in operating assets and liabilities                                  (79,000)               (352,000)
                                                                               -------------------     -------------------
 Cash flows provided by (used in) operating activities                                    156,000                (262,000)

Investing Activities
        Purchase of property and equipment                                                (43,000)                (65,000)
                                                                               -------------------     -------------------
 Cash flows used in investing activities:                                                 (43,000)                (65,000)

 Financing Activities
           Proceeds from issuance of common stock and options                                   -                  27,000
           Borrowings, net of repayments                                                 (125,000)                125,000
                                                                               -------------------     -------------------
 Cash flows provided by financing activities                                             (125,000)                152,000

 Decrease in cash                                                                         (12,000)               (175,000)
 Cash and equivalents, beginning of period                                                366,000                 799,000
                                                                               ===================     ===================
 Cash and equivalents, end of period                                             $        354,000        $        624,000
                                                                               ===================     ===================

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending September 30, 1998 have been included.

2. On May 22, 1997, Watson General Corporation (Watson) completed the private placement of $7 million 10% Senior Subordinated Notes Due 2002 and 7,304,520 shares of its common stock (the Private Placement). In connection with the valuation of the common stock issued in the transaction, an original issue discount of $1,000,000 was recorded. Approximately $17,000 of the discount is amortized into interest expense monthly.

    Interest on the Senior Subordinated Notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes. As of September 30, 1998 the interest rate was 11%. At the option of the Company, interest payments due can be converted to debt under the same terms as the original principal. During the quarter ended September 30, 1998, the Company converted interest due of $212,000 to long term debt. In addition, if on the earlier of (i) the third anniversary of the date of the Securities Purchase Agreement or such other date thereafter designated by the Investors, (ii) the date of a stock offering or (iii) a sale of the Company (the "Adjustment Date"), the Company's cumulative adjusted earnings before taxes, depreciation and amortization ("EBTDA") fail to meet specific projections provided by the Company to the Investors, additional interest is payable in the form of warrants to the Investors. If the resulting actual percentage of EBTDA per share is less than 70% of the projected amount, an adjustment to interest expense is calculated and warrants are issued in an amount equal to the additional interest expenses divided by the fair market value of the common stock on the Adjustment Date. The adjusted interest rate cannot exceed 29.76%. Due to the lower than expected performance in fiscal 1998, the Company determined it was unlikely to meet these projections in the future. Accordingly, the Company recorded interest expense on the Senior Subordinated Notes at a rate of 29.76% as of the beginning of the agreement and reflected the adjustment as a change in accounting estimate. Therefore interest in the first quarter of 1998 is accrued at 10% while interest for the first quarter of fiscal year 1999 is recorded at 29.76%. The Company reflected additional interest as warrants to be issued.

    On December 17, 1997, the Company obtained $3.75 million in financing from BankBoston and used the proceeds to, among other things, acquire all of the outstanding common stock of Advanced Tank Certification, Inc. (ATC), pursuant to stock purchase agreements between the Company and all of the shareholders of ATC. The ATC acquisition was accounted for using the purchase method.

3. Inventory consists of tank gauge equipment and is accounted for using the weighted average method.

4. Included in interest expense on the Statements of Operations is amortization of the original issue discount and deferred debt costs. These amounts are shown as depreciation and amortization on the Statements of Cash Flows.

5. Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

6. Due to the Company's loss position, diluted net loss per share is the same as basic earnings per share as the result would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations:

In the first quarter of fiscal 1999 the Company reported a net loss of $743,000 or $0.04 per share as compared to a net loss of $554,000 or $0.03 per share in the prior year. Sales for the quarter were $1,523,000 compared with $1,560,000 in the prior year. The 2% decrease in sales from the same quarter in the prior year is due primarily to the sale of Toxguard Fluid Technologies, Inc. ("Toxguard") which was divested as part of the Company's strategic plan in January 1998. Toxguard's revenue represented approximately 13% of the Company's total revenues in the same period of the prior year. Although revenues decreased, gross margins remained relatively consistent compared to the same period of prior year. This is due to an expected corresponding decrease in cost of sales. The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks.


Included in the loss of $743,000 for the quarter is $558,000 of interest expense related to the Senior Subordinated Notes (see Note 2 of the Notes to Consolidated Financial Statements). Of the total interest, $212,000 was converted to long term debt and $346,000 represents warrants to be issued.

The Company's depreciation and amortization decreased 7% compared to the same period in prior year due to the write off of certain proprietary software during the prior fiscal year. Selling, general and administrative expenses decreased by 34% due to the reduction of expenses incurred in the prior year related to the merger of USTMAN Industries, Inc. and Watson General Corporation and the Advanced Tank Certification, Inc. acquisition. These expenses consisted primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees. Management believes the selling, general and administrative expenses will continue throughout the fiscal year at the lower level.

The Company's sales depend in part upon its customers' decisions as to when and how to implement measures to meet the December 22, 1998 Environmental Protection Agency ("EPA") underground storage tank compliance requirements. These requirements require, among other things, some form of permanent monthly monitoring of underground storage tanks. The Company believes that the market for its services may accelerate as compliance deadlines approach.

Financial Condition and Liquidity:

At September 30, 1998 the Company's current liabilities exceeded current assets by $695,000 compared to $636,000 at June 30, 1998. This is a result of the current portion of long term debt on the BankBoston term loan. The Company's business does not require material ongoing capital expenditures. The Company's management believes that it has adequate resources for the next twelve months of operations.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 20, 1997, the Company filed a Demand for Arbitration pursuant to the Commercial Arbitration Rules of the American Arbitration Association with the American Arbitration Association against Southwest Environmental Systems, Inc. (formerly doing business as Michael E. Gibson and EnviroQuest Southwest) claiming the breach of an agreement with a predecessor of the Company. The Company saught damages of $110,000 or more and its attorney fees, costs and expenses of $100,000 or more. Southwest Environmental Systems, Inc. (formerly doing business as Michael E. Gibson and EnviroQuest Southwest) counterclaimed against the Company alleging breach of the same affiliate agreement and sought damages of $180,000 or more and its attorney fees, costs and expenses. The matter was heard by a three member panel of the American Arbitration Association in July 1998. In October 1998, the Company was awarded approximately $65,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit Number                           Description of Document
     --------------                           -----------------------
      Exhibit 27                 Financial Data Schedule



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USTMAN TECHNOLOGIES, INC.
                                                (Registrant)




Date:  11/6/98                            By  /s/ Dan R. Cook
       -------                                ---------------------------------
                                              Dan R. Cook
                                              President and CEO

                                 EXHIBIT INDEX


     Exhibit Number                           Description of Document
     --------------                           -----------------------
      Exhibit 27                 Financial Data Schedule