Form 10QSB/A
period 1998-09-30
USTMAN TECHNOLOGIES INC
filed 1999-02-12
CIK 817820

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB/A



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934


                For the quarterly period ended September 30, 1998

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
                      Condensed Consolidated Balance Sheet

                                                         September
                                                           30,1998         June 30,
                                                         (unaudited)         1998
                                                         ------------    ------------
ASSETS
       CURRENT ASSETS
             Cash and equivalents                        $    354,000    $    366,000
             Accounts receivable, net                         869,000         826,000
             Inventory                                        232,000         112,000
             Prepaid expenses and other current assets         92,000          70,000
                                                         ------------    ------------
                                                            1,547,000       1,374,000

       PROPERTY AND EQUIPMENT, NET                            526,000         544,000
       INTANGIBLES AND GOODWILL                             8,120,000       9,699,000
                                                         ------------    ------------
                                                           10,193,000      11,617,000
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
             Accounts payable, accrued expenses
                      and other liabilities                 1,240,000       1,135,000
             Current portion of long-term debt              1,000,000         875,000
                                                         ------------    ------------
                                                            2,240,000       2,010,000

       LONG-TERM DEBT AND OTHER LIABILITIES                 2,500,000       9,784,000
       DEFERRED EMPLOYEE BENEFITS                             434,000         435,000

SHAREHOLDERS' EQUITY
       Preferred stock                                      8,676,000
       Common stock                                        12,810,000      12,810,000
       Additional paid-in capital                             875,000       2,517,000
       Accumulated deficit                                (17,342,000)    (15,939,000)
                                                         ------------    ------------
                                                            5,019,000        (612,000)

                                                         ------------    ------------
                                                         $ 10,193,000    $ 11,617,000
                                                         ============    ============

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 1998 and 1997


                                                               1998           1997
                                                            (unaudited)    (unaudited)
                                                            -----------    -----------

Sales                                                       $ 1,523,000    $ 1,560,000

Cost of sales                                                   544,000        580,000
                                                            -----------    -----------

       Gross profit                                             979,000        980,000

Selling, general and administrative expenses                    603,000        958,000

Depreciation and amortization                                   312,000        304,000

Interest expense, net of interest income                        112,000        272,000

Write off of deferred debt cost                               1,355,000           --
                                                            -----------    -----------

     Loss from operations before benefit for income taxes    (1,403,000)      (554,000)

Benefit for income taxes                                           --             --

                                                            -----------    -----------
     Net loss                                               $(1,403,000)   $  (554,000)
                                                            ===========    ===========

     Basic and diluted, net loss, per share                 $     (0.07)   $     (0.03)
                                                            ===========    ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1998 and 1997

                                                                   1998           1997
                                                                (unaudited)    (unaudited)
                                                                -----------    -----------

 Operating Activities
        Net loss                                                $(1,403,000)   $  (554,000)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation and amortization                              283,000        391,000
         Write off of deferred debt cost                          1,355,000           --
         Loss on sale and write-off of property and equipment          --           54,000
        Interest converted to long-term debt                           --          199,000
         Net Changes in operating assets and liabilities            (79,000)      (352,000)
                                                                -----------    -----------
 Cash flows provided by (used in) operating activities              156,000       (262,000)

Investing Activities
        Purchase of property and equipment                          (43,000)       (65,000)
                                                                -----------    -----------
 Cash flows used in investing activities:                           (43,000)       (65,000)

 Financing Activities
           Proceeds from issuance of common stock and options          --           27,000
           Borrowings, net of repayments                           (125,000)       125,000
                                                                -----------    -----------
 Cash flows provided by financing activities                       (125,000)       152,000

 Decrease in cash                                                   (12,000)      (175,000)
 Cash and equivalents, beginning of period                          366,000        799,000
                                                                -----------    -----------
 Cash and equivalents, end of period                            $   354,000    $   624,000
                                                                ===========    ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. The interim financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month period ending September 30, 1998 have been included.

2. On May 22, 1997, the Company, then doing business as Watson General Corporation (Watson) completed the private placement of $7 million 10% Senior Subordinated Notes Due 2002 and 7,304,520 shares of its common stock (the Private Placement) with Sagaponack Partners, L.P., and Sagaponack International Partners, L.P. (the "Investors"). In connection with the valuation of the common stock issued in the transaction, an original issue discount of $1,000,000 was recorded. Approximately $17,000 of the discount is amortized into interest expense monthly during the 1998 fiscal year.

        Interest on the Senior Subordinated Notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes. As of September 30, 1997 the interest rate was 10%. At the option of the Company, interest payments due can be converted to debt under the same terms as the original principal. During the quarter ended September 30, 1997, the Company converted interest due of $177,000 to long term debt.

        On February 11, 1999 the Investors agreed to convert all of the Private Placement and accrued interest totaling $7,296,000 to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% cumulative dividend if and when declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock. As a result of the conversion, the Company recorded an additional loss of $1,355,000 related to the write off of the deferred debt cost related to the Private Placement.

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

    4. Included in interest expense on the Statements of Operations is amortization of deferred debt cost related to the financing obtained from BankBoston. The expense is shown as depreciation and amortization on the Statements of Cash Flows.

    5. Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

    6. Due to the Company's loss position, diluted net loss per share is the same as basic earnings per share as the result would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    RESULTS OF OPERATIONS

    In the first quarter of fiscal 1999 the Company reported a net loss of $1,403,000 or $0.07 per share as compared to a net loss of $554,000 or $0.03 per share in the prior year. The write off of deferred debt cost related to the Private Placement (see note 2 in the Notes to the Consolidated Financial Statements) in the amount of $1,355,000 significantly contributed to the quarter's loss. In addition the factors discussed below contributed to the loss.

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

    The Company's interest expense decreased 59% compared to the same period in prior year due to the conversion of the Private Placement debt to Preferred Stock (see note 2 in the Notes to the Consolidated Financial Statements). As a result of the conversion, the Company recorded approximately $350,000 less in interest (including amortization of the original issue discount and deferred debt cost) than would have been incurred if the conversion had not occurred. Selling, general and administrative expenses decreased by 37% due to the reduction of expenses incurred in the prior year related to the merger of USTMAN Industries, Inc. and Watson General Corporation and the Advanced Tank Certification, Inc. acquisition. These expenses consisted primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees. Management believes the selling, general and administrative expenses will continue throughout the fiscal year at the lower level.

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

    YEAR 2000 ASSESSMENT

    The following disclosure is made pursuant to the Year 2000 Information and Readiness Disclosure Act. The following disclosure originated from the Company and concerns (1) assessments, projections, or estimates of Year 2000 processing capabilities; (2) plans, objectives or timetables for implementing or verifying Year 2000 processing capabilities; (3) test plans dates or results; and/or (4) reviews and comments concerning Year 2000 processing capabilities as defined by the Act.

    The Company has assessed Year 2000 compliance matters and has determined that it has potential for exposure regarding Year 2000 compliance in three areas of its internal and external business activities. These areas include
    (1) its own internal hardware and software systems which are utilized to process and provide the Company's operations and accounting information, (2) the hardware and software systems it has provided to its clients for automation of the Company's statistical inventory reconciliation ("SIR") process and (3) clients' hardware and software systems which are utilized to provide data to the Company. The following discusses management's assessment of those risks and the steps it is taking to minimize them.

    Internal hardware and software

    Over the last three years, the Company has purchased computers, servers and other equipment which are certified by the vendor as being Year 2000 compliant. Because of this, the telephone system, servers and the majority of the Company's workstations are Year 2000 compliant. As of September 30, 1998, the Company has gathered an inventory of current revisions needed on older workstations. Those computers which were not compliant will be thoroughly tested in the upcoming months and have the needed revisions by December 31, 1999.

    The Company's software consists primarily of three distinct areas: network operating system, commercial software and proprietary software. The network operating system has been certified by the vendor to be Year 2000 compliant subsequent to the completion of certain patches which the Company completed applying as of September 30, 1998. The commercial software the Company runs is very diverse. The Company has identified over thirty types of commercial software that are currently used both internally and externally. Over the next eight months, the Company will contact the manufacturers to determine if the software is Year 2000 compliant. For those software packages which will not be Year 2000 compliant, the Company will make a determination to either replace the software with a different vendor or continue to use the software in a "quarantined" environment. Until responses from all vendors are received, it is not possible to estimate costs associated with the new software. However it is not anticipated that any new software other than that discussed below will be a material capital expenditure. All assessments required and the related determinations are expected to be made prior to June 30, 1999. The Company will contract for the replacement of its accounting and information computer software. One criterion in the selection of the new accounting software will be a warranty that the software is Year 2000 compliant. It is estimated that the system will be installed and functional by August 1999. The cost of this system is expected to be approximately $50,000 including software, hardware and implementation expense. The Company runs internal software developed by the Company's software engineers. The Company does not believe that the software code will have to be rewritten or recompiled because most of the software is simply a front end to well known commercial software which has Year 2000 compliance built into the core software.

    In order to ensure that all software and hardware will function properly in the Year 2000, the Company has planned to construct a separate testing facility. This facility will be dedicated entirely to Year 2000 testing on live customer data. This facility will have a server and other hardware to mirror the Company's. The Company plans to set the internal date at this facility to December 31, 1999 and run analysis for two months to verify that no Year 2000 issues occur as the clock approaches, reaches and passes the century mark. The equipment has been purchased for this facility and the facility is expected to be in use some time after March 1999.

    Hardware and software provided to customers

    Over the past couple of years, the Company has provided to its customers Extreme(TM), TankTrax(TM), and SIRSend(TM) software for use by its customers in providing data to the Company. The Company has tested and believes the Extreme(TM) software is Year 2000 compliant but the TankTrax(TM) and SIRSend(TM) software packages are not. The Company believes the TankTrax(TM) and SIRSend(TM) software can be corrected with few programming changes. The Company is currently evaluating the specific changes needed. Because the Company's software engineers will do these revisions, the cost to the Company is expected to be minimal.

    In addition to software the Company has furnished computer equipment to run the above-mentioned software and tank gauges. The Company believes all computer equipment sold to current customers is Year 2000 compliant. The Company has made provisions with customers so that the Company will not be responsible for any Year 2000 issues due to customers moving the proprietary software from the machine provided by the Company to other equipment without the signed consent of the Company. The Company has obtained a written warranty from the manufacturer of its tank gauge that the tank gauge is Year 2000 compliant.

    Clients' hardware and software

    In order to assess the preparedness of its customers, the Company requested that its top two hundred customers complete a Year 2000 survey to determine the status of Year 2000 compliance of the customers' software and the data provided to the Company. The Company does not believe that any data received either electronically or in hard copy which is not Year 2000 compliant will have a negative affect on the systems, but may affect services provided due to additional manual labor required to correct problems with the data. The Company will be working closely with its customers known to generate data from equipment which is not Year 2000 compliant to determine what the customers' own Year 2000 compliance program encompasses. The Company believes by working together with these customers potential problems will be avoided.


                          PART II -- OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    On October 20, 1997, the Company filed a Demand for Arbitration pursuant to the Commercial Arbitration Rules of the American Arbitration Association with the American Arbitration Association against Southwest Environmental Systems, Inc. (formerly doing business as Michael E. Gibson and EnviroQuest Southwest) claiming the breach of an agreement with a predecessor of the Company. The Company sought damages of $110,000 or more and its attorney fees, costs and expenses of $100,000 or more. Southwest Environmental Systems, Inc. (formerly doing business as Michael E. Gibson and EnviroQuest Southwest) counterclaimed against the Company alleging breach of the same affiliate agreement and sought damages of $180,000 or more and its attorney fees, costs and expenses. The matter was heard by a three member panel of the American Arbitration Association in July 1998. In October 1998, the Company was awarded approximately $65,000.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit Number                      Description of Document
         Exhibit 27                Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  USTMAN TECHNOLOGIES, INC.
                                             (Registrant)




Date:  2/12/99                         By /s/ DAN R. COOK
     ---------------                     Dan R. Cook
                                         President and CEO

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER            DESCRIPTION OF DOCUMENT
 -------           -----------------------
Exhibit 27         Financial Data Schedule