Form 10QSB
period 1998-12-31
USTMAN TECHNOLOGIES INC
filed 1999-02-12
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended December 31, 1998
                                               -----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,879,243 shares of Common Stock as of February 5, 1999.

Transitional Small Business Disclosure Format (check one):  [X]  Yes  [ ] No

PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                      December
                                                                       31,1998               June 30,
                                                                     (unaudited)               1998
                                                                    ------------         ------------
 ASSETS
        CURRENT ASSETS
             Cash and equivalents                                   $     24,000         $    366,000
             Accounts receivable, net                                  1,193,000              826,000
             Inventory                                                   166,000              112,000
             Prepaid expenses and other current assets                   125,000               70,000
                                                                    ------------         ------------
                                                                       1,508,000            1,374,000

       PROPERTY AND EQUIPMENT, NET                                       506,000              544,000
       INTANGIBLES AND GOODWILL                                        7,902,000            9,699,000
                                                                    ------------         ------------
                                                                       9,916,000           11,617,000
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
             Accounts payable, accrued expenses
                      and other liabilities                            1,235,000            1,135,000
             Current portion of long-term debt                         1,000,000              875,000
                                                                    ------------         ------------
                                                                       2,235,000            2,010,000

       LONG-TERM DEBT AND OTHER LIABILITIES                            2,250,000            9,784,000
       DEFERRED EMPLOYEE BENEFITS                                        434,000              435,000

SHAREHOLDERS' EQUITY
       Preferred Stock                                                 8,676,000                 --
       Common stock                                                   12,826,000           12,810,000
       Additional paid-in capital                                        875,000            2,517,000
       Accumulated deficit                                           (17,380,000)         (15,939,000)
                                                                    ------------         ------------
                                                                       4,997,000             (612,000)

                                                                    ------------         ------------
                                                                    $  9,916,000         $ 11,617,000
                                                                    ============         ============

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  Three Months Ended December 31, 1998 and 1997

                                                                             1998                1997
                                                                         (unaudited)         (unaudited)
                                                                         -----------         -----------
Sales                                                                    $ 1,651,000         $ 1,521,000

Cost of sales                                                                613,000             707,000
                                                                         -----------         -----------
       Gross profit                                                        1,038,000             772,000

Selling, general and administrative expenses                                 639,000             716,000

Depreciation and amortization                                                320,000             261,000

Interest expense, net of interest income                                     117,000             335,000
                                                                         -----------         -----------
     Loss from operations before benefit for income taxes                    (38,000)           (498,000)

Benefit for income taxes                                                        --                  --
                                                                         -----------         -----------
     Net loss                                                            $   (38,000)        $  (498,000)
                                                                         ===========         ===========

     Basic and diluted, net loss, per share                              $     (0.00)        $     (0.03)
                                                                         ===========         ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Six Months Ended December 31, 1998 and 1997

                                                                              1998               1997
                                                                         (unaudited)         (unaudited)
                                                                         -----------         -----------
Sales                                                                    $ 3,174,000         $ 3,081,000

Cost of sales                                                              1,157,000           1,203,000
                                                                         -----------         -----------

       Gross profit                                                        2,017,000           1,878,000

Selling, general and administrative expenses                               1,242,000           1,745,000

Depreciation and amortization                                                633,000             487,000

Interest expense, net of interest income                                     228,000             692,000

Write off of deferred debt cost                                            1,355,000                --
                                                                         -----------         -----------

     Loss from operations before benefit for income taxes                 (1,441,000)         (1,046,000)

Benefit for income taxes                                                        --                  --

                                                                         -----------         -----------

     Net loss                                                            $(1,441,000)        $(1,046,000)
                                                                         ===========         ===========

     Basic and diluted, net loss, per share                              $     (0.07)        $     (0.05)
                                                                         ===========         ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1998 and 1997

                                                                             1998               1997
                                                                         (unaudited)         (unaudited)
                                                                         -----------         -----------
 Operating Activities
        Net loss                                                         $(1,441,000)        $(1,046,000)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation and amortization                                       651,000             659,000
         Write off of deferred debt cost                                   1,355,000
        Interest converted to long-term debt                                    --               358,000
         Net Changes in operating assets and liabilities                    (439,000)           (377,000)
                                                                         -----------         -----------
 Cash flows provided by (used in) operating activities                       126,000            (406,000)

Investing Activities
        Net purchase of Advanced Tank Certification, Inc.                                     (2,190,000)
        Purchase of property and equipment                                   (85,000)            (79,000)
                                                                         -----------         -----------
 Cash flows used in investing activities:                                    (85,000)         (2,269,000)

 Financing Activities
           Increase in deferred debt issuance cost                           (24,000)            (58,000)
           Proceeds from issuance of common stock and options                 16,000              27,000
           Repayments, net of borrowings                                    (375,000)          2,719,000
                                                                         -----------         -----------
 Cash flows provided by financing activities                                (383,000)          2,688,000

 Change in cash                                                             (342,000)             13,000
 Cash and equivalents, beginning of period                                   366,000             799,000
                                                                         -----------         -----------
 Cash and equivalents, end of period                                     $    24,000         $   812,000
                                                                         ===========         ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

    1. The interim financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six month period ending December 31, 1998 have been included.

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

        Interest on the Senior Subordinated Notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes. As of December 31, 1997 the interest rate was 10%. At the option of the Company, interest payments due can be converted to debt under the same terms as the original principal. During the six month period ended December 31, 1997, the Company converted interest due of $358,000 to long term debt.

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

    4. Included in interest expense on the Statements of Operations is amortization of deferred debt costs. These amounts are shown as depreciation and amortization on the Statements of Cash Flows.

    5. Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

    6. Due to the Company's loss position, diluted net loss per share is the same as basic earnings per share as the result would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

    In the second quarter of fiscal 1999 the Company reported a net loss of $38,000 as compared to a net loss of $498,000 for the corresponding quarter of the preceding year. This decrease in loss is primarily attributable to a decrease in interest expense and an increase in sales. Interest expense decreased 65% to $117,000 from $335,000. This decrease is a result of the conversion of the Private Placement to Preferred Stock effective July 1, 1998. The conversion resulted in less interest and amortization related to intangibles, which was included in interest in the prior year. Sales for the quarter were $1,651,000 compared with $1,521,000 in the prior year. Sales increased approximately 9% as the December 22 EPA deadline approached. These requirements require, among other things, some form of permanent monthly monitoring of underground storage tanks. In addition, additional customers were added while the Company maintained costs related to analyzing data. The Company has also achieved higher sales of its Extreme (TM) and SIRSend (TM) software and tank gauges. The software has a very high gross margin as there are few costs directly attributable to the installation and implementation. These factors resulted in a 63% gross margin, up from 51% in the prior year.

    Selling, general and administrative expenses decreased by 11% due to the reduction of expenses incurred in the prior year related to the merger of USTMAN Industries, Inc. and Watson General Corporation and the Advanced Tank Certification, Inc. acquisition. These expenses consisted primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees. All operations were integrated as of June 30, 1998 eliminating duplication of costs and resulting in more efficient operations. Management believes the selling, general and administrative expenses will continue throughout the fiscal year at the lower level.

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

    The Company reported a net loss of $1,441,000 or $0.07 per share as compared to a net loss of $1,046,000 or $0.05 per share for the corresponding period of the prior year. The write off of deferred debt cost related to the Private Placement in the amount of $1,355,000 in the first quarter of the fiscal year significantly contributed to the year to date loss. The Company wrote off certain intangible assets related to the Private Placement when, effective July 1, 1998, the Investors agreed to convert the Private Placement Notes to Preferred Stock. In addition, interest expense decreased as a result of the conversion. Not only did the Company incur less interest, amortization of the intangible assets related to the Private Placement which in prior year was included in interest expense was eliminated.

    Sales increased approximately 3% compared to prior year, this is a result of an increase in the customer base as the December 22 EPA deadline approached and increases in software and tank gauge sales. The increase in year to date sales is not as great as the quarterly results due primarily to the sale of Toxguard Fluid Technologies, Inc. ("Toxguard") which was divested as part of the Company's strategic plan in January 1998. The Company's strategic plan calls for it to reposition itself in pursuit of its most significant market opportunity, leak detection/monthly monitoring of underground storage tanks. The increase in customers and software and tank gauge sales in the second quarter exceeded the prior quarters decrease.

    General and administrative expenses decreased by 29%. This is a result of the elimination of expenses related to the merger of USTMAN Industries, Inc. and Watson General Corporation and the Advanced Tank Certification, Inc. acquisition. These expenses consisted primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees. All operations were integrated as of June 30, 1998 eliminating duplication of costs and resulting in more efficient operations.

    FINANCIAL CONDITION AND LIQUIDITY

    At December 31, 1998 the Company's current liabilities exceeded current assets by $727,000 compared to $636,000 at June 30, 1998. This is a result of the current portion of long term debt on the BankBoston term loan. The Company's business does not require material ongoing capital expenditures. The Company's management believes that it has adequate resources for the next twelve months of operations.

    The Company is not in compliance with the net tangible assets/market capitalization/net income requirement for continued listing on the Nasdaq Stock Market. Nasdaq has agreed to a hearing before a Qualifications Panel of Nasdaq to consider the Company's status.

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

    The Company has assessed Year 2000 compliance matters and has determined that it has potential for exposure regarding Year 2000 compliance in three areas of its internal and external business activities. These areas include
    (1) its own internal hardware and software systems which are utilized to process and provide the Company's operations and accounting information, (2) the hardware and software systems it has provided to its clients for automation of the SIR process and (3) clients' hardware and software systems which are utilized to provide data to the Company. The following discusses management's assessment of those risks and the steps it is taking to minimize them.

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

    The Company's software consists primarily of three distinct areas: network operating system, commercial software and proprietary software. The network operating system has been certified by the vendor to be Year 2000 compliant subsequent to the completion of certain patches which the Company completed applying as of September 30, 1998. The commercial software the Company runs is very diverse. The Company has identified over thirty types of commercial software that are currently used both internally and externally. Over the next five months, the Company will contact the manufacturers to determine if the software is Year 2000 compliant. For those software packages which will not be Year 2000 compliant, the Company will make a determination to either replace the software with a different vendor or continue to use the software in a "quarantined" environment. Until responses from all vendors are received, it is not possible to estimate costs associated with the new software. However it is not anticipated that any new software other than that discussed below will be a material capital expenditure. All assessments required and the related determinations are expected to be made prior to June 30, 1999. The Company will contract for the replacement of its accounting and information computer software. One criterion in the selection of the new accounting software will be a warranty that the software is Year 2000 compliant. Management is currently evaluating systems. It is estimated that the system will be installed and functional by August 1999. The cost of this system is expected to be approximately $50,000 including software, hardware and implementation expense. The Company runs internal software developed by the Company's software engineers. The Company does not believe that the software code will have to be rewritten or recompiled because most of the software is simply a front end to well known commercial software which has Year 2000 compliance built into the core software.

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

    Hardware and software provided to customers

    Over the past couple of years, the Company has provided to its customers Extreme(TM), TankTrax(TM), and SIRSend(TM) software for use by its customers in providing data to the Company. The Company has tested and believes the Extreme(TM) software is Year 2000 compliant but the TankTrax(TM) and SIRSend(TM) software packages are not. The Company believes the TankTrax(TM) software can be corrected with few programming changes. The Company is currently evaluating the specific changes needed. The Company has obtained, but not applied, the programming revision needed for the SIRSend(TM) software. These revisions are expected to be complete by June 30, 1999. Because the Company's software engineers will do these revisions, the cost to the Company is expected to be minimal.

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

    Clients' hardware and software

    In order to assess the preparedness of its customers, the Company requested that its top two hundred customers complete a Year 2000 survey to determine the status of Year 2000 compliance of the customers' software and the data provided to the Company. The Company has received several responses and is currently evaluating the survey responses. The Company does not believe that any data received either electronically or in hard copy which is not Year 2000 compliant will have a negative affect on the systems, but may affect services provided due to additional manual labor required to correct problems with the data. The Company will be working closely with its customers known to generate data from legacy equipment which is not Year 2000 compliant to determine what the customers' own Year 2000 compliance program encompasses. The Company believes by working together with these customers potential problems will be avoided.

\


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

                                        USTMAN TECHNOLOGIES, INC.
                                               (Registrant)




    Date:  2/12/99                      By /s/ DAN R. COOK
         ---------                         -----------------------------------
                                           Dan R. Cook
                                           President and CEO


    Date:  2/12/99                      By /S/ HEATHER MURPHY
         ---------                         -----------------------------------
                                           Heather Murphy
                                           Controller

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                      Financial Data Schedule