Form 10QSB/A
period 1998-09-30
USTMAN TECHNOLOGIES INC
filed 1999-04-16
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-QSB



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
                      Condensed Consolidated Balance Sheet


                                                          September
                                                           30, 1998        June 30,
                                                         (unaudited)         1998
                                                         ------------    ------------
ASSETS
       CURRENT ASSETS
             Cash and equivalents                        $    354,000    $    366,000
             Accounts receivable, net                         869,000         826,000
             Inventory                                        232,000         112,000
             Prepaid expenses and other current assets         92,000          70,000
                                                         ------------    ------------
      Total current assets                                  1,547,000       1,374,000

       PROPERTY AND EQUIPMENT, NET                            526,000         544,000
       INTANGIBLES AND GOODWILL, NET                        9,390,000       9,699,000
                                                         ------------    ------------
                                                         $ 11,463,000    $ 11,617,000
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
             Accounts payable, accrued expenses
                      and other liabilities              $  1,242,000    $  1,135,000
             Current portion of long-term debt              1,000,000         875,000
                                                         ------------    ------------
      Total current liabilities                             2,242,000       2,010,000

       LONG-TERM DEBT AND OTHER LIABILITIES                 9,796,000       9,784,000
       DEFERRED EMPLOYEE BENEFITS                             434,000         435,000

SHAREHOLDERS' EQUITY
       Common stock                                        12,810,000      12,810,000
       Additional paid-in capital                           2,863,000       2,517,000
       Accumulated deficit                                (16,682,000)    (15,939,000)
                                                         ------------    ------------
                                                           (1,009,000)       (612,000)

                                                         ------------    ------------
                                                         $ 11,463,000    $ 11,617,000
                                                         ============    ============

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 1998 and 1997

                                                                 1998          1997
                                                             (unaudited)    (unaudited)
                                                             -----------    -----------
 Sales                                                       $ 1,523,000    $ 1,560,000

 Cost of sales                                                   544,000        580,000
                                                             -----------    -----------

        Gross profit                                             979,000        980,000

 Selling, general and administrative expenses                    603,000        958,000

 Depreciation and amortization                                   312,000        304,000

 Interest expense, net of interest income                        807,000        272,000
                                                             -----------    -----------


      Loss from operations before benefit for income taxes      (743,000)      (554,000)

 Benefit for income taxes                                             --             --

                                                             -----------    -----------
      Net loss                                               $  (743,000)   $  (554,000)
                                                             ===========    ===========

      Basic and diluted, net loss, per share                 $     (0.04)   $     (0.03)
                                                             ===========    ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1998 and 1997

                                                                  1998         1997
                                                               (unaudited)  (unaudited)
                                                                ---------    ---------
 Operating Activities
        Net loss                                                $(743,000)   $(554,000)
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
         Depreciation and amortization                            420,000      391,000
         Warrants to be issued under Senior Subordinated Note
        Agreement                                                 346,000           --
         Loss on sale and write-off of property and equipment          --       54,000
        Issuance of common stock to settle lawsuit                     --       27,000
        Interest converted to long-term debt                      212,000      199,000
         Net changes in operating assets and liabilities          (79,000)    (352,000)
                                                                ---------    ---------
 Cash flows provided by (used in) operating activities            156,000     (235,000)

Investing Activities
        Purchase of property and equipment                        (43,000)     (65,000)
                                                                ---------    ---------
 Cash flows used in investing activities:                         (43,000)     (65,000)

 Financing Activities
           Borrowings/Repayments                                 (125,000)     125,000
                                                                ---------    ---------
 Cash flows (used in) provided by financing activities           (125,000)     125,000

 Decrease in cash                                                 (12,000)    (175,000)
 Cash and equivalents, beginning of period                        366,000      799,000
                                                                ---------    ---------
 Cash and equivalents, end of period                            $ 354,000    $ 624,000
                                                                =========    =========

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

        Interest on the Senior Subordinated Notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes. As of September 30, 1998 the interest rate was 11%. At the option of the Company, interest payments due can be converted to debt under the same terms as the original principal. During the quarter ended September 30, 1998, the Company converted interest due of $212,000 to long term debt. In addition, if on the earlier of (i) the third anniversary of the date of the Securities Purchase Agreement or such other date thereafter designated by the Investors, (ii) the date of a stock offering or (iii) a sale of the Company (the "Adjustment Date"), the Company's cumulative adjusted earnings before taxes, depreciation and amortization ("EBTDA") fail to meet specific projections provided by the Company to the Investors, additional interest is payable in the form of warrants to the Investors. If the resulting actual percentage of EBTDA per share is less than 70% of the projected amount, an adjustment to interest expense is calculated and warrants are issued in an amount equal to the additional interest expenses divided by the fair market value of the common stock on the Adjustment Date. The adjusted interest rate cannot exceed 29.76%. Due to the lower than expected performance in fiscal 1998, the Company determined it was unlikely to meet these projections in the future. Accordingly, the Company has recorded interest expense on the Senior Subordinated Notes at a rate of 29.76% as of the beginning of the agreement and reflected the adjustment as a change in accounting estimate. Therefore, interest in the first quarter of 1998 is accrued at 10% while interest for the first quarter of fiscal year 1999 is recorded at 29.76%. The Company reflected additional interest as warrants to be issued.

        In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% cumulative dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

        In February 1999, the Company filed an amended September 30, 1998 Form 10-Q which gave effect to this transaction as of July 1, 1998. However, because the agreement was not finalized until December 1998, this treatment was incorrect. Accordingly , this amended filing restates the notes, interest and debt costs at their original amounts at September 30, 1998 and does not reflect the issuance of the preferred stock.

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (continued)

2.      (continued)
        During the three months ended September 30, 1998, interest expense attributable to the Senior Subordinated Notes which was converted to equity (including warrants to be issued for additional interest expense) was $558,000 $.03 per share.

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

    Included in the loss of $743,000 for the quarter is $558,000 of interest expense related to the Senior Subordinated Notes (see Note 2 of the Notes to Consolidated Financial Statements). Of the total interest $212,000 was converted to long term debt and $346,000 represents warrants to be issued.

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

                                            USTMAN TECHNOLOGIES, INC.
                                                      (Registrant)




    Date:  4/9/99                                    By /s/ Dan R. Cook
                                                        -----------------------
                                                        Dan R. Cook
                                                        President and CEO


    Date:  4/9/99                                    By /s/ Heather Murphy
                                                        -----------------------
                                                        Heather Murphy
                                                        Controller

                                 EXHIBIT INDEX


Exhibit Number               Description of Document
--------------               -----------------------
  Exhibit 27                 Financial Data Schedule