Form 10QSB/A
period 1998-12-31
USTMAN TECHNOLOGIES INC
filed 1999-04-16
CIK 817820

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
                      Condensed Consolidated Balance Sheet


                                                            December
                                                            31,1998         June 30,
                                                          (unaudited)         1998
                                                          ------------    ------------
ASSETS
        CURRENT ASSETS
              Cash and equivalents                        $     24,000    $    366,000
              Accounts receivable, net                       1,193,000         826,000
              Inventory                                        166,000         112,000
              Prepaid expenses and other current assets        125,000          70,000
                                                          ------------    ------------
       Total current assets                                  1,508,000       1,374,000

        PROPERTY AND EQUIPMENT, NET                            506,000         544,000
        INTANGIBLES AND GOODWILL                             7,902,000       9,699,000
                                                          ------------    ------------
                                                          $  9,916,000    $ 11,617,000
                                                          ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
              Accounts payable, accrued expenses
                       and other liabilities              $  1,235,000    $  1,135,000
              Current portion of long-term debt              1,000,000         875,000
                                                          ------------    ------------
       Total current liabilities                             2,235,000       2,010,000

        LONG-TERM DEBT AND OTHER LIABILITIES                 2,250,000       9,784,000
        DEFERRED EMPLOYEE BENEFITS                             434,000         435,000

 SHAREHOLDERS' EQUITY
        Preferred Stock                                      9,717,000              --
        Common stock                                        12,826,000      12,810,000
        Additional paid-in capital                             875,000       2,517,000
        Accumulated deficit                                (18,421,000)    (15,939,000)
                                                          ------------    ------------
                                                             4,997,000        (612,000)
                                                          ------------    ------------
                                                          $  9,916,000    $ 11,617,000
                                                          ============    ============

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  Three Months Ended December 31, 1998 and 1997


                                                                 1998           1997
                                                             (unaudited)    (unaudited)
                                                             -----------    -----------
 Sales                                                       $ 1,651,000    $ 1,521,000

 Cost of sales                                                   613,000        707,000
                                                             -----------    -----------

        Gross profit                                           1,038,000        772,000

 Selling, general and administrative expenses                    639,000        716,000

 Depreciation and amortization                                   320,000        261,000

 Interest expense, net of interest income                        607,000        335,000

 Write off deferred debt cost                                  1,211,000             --
                                                             -----------    -----------

      Loss from operations before benefit for income taxes    (1,739,000)      (498,000)

 Benefit for income taxes                                             --             --
                                                             -----------    -----------
      Net loss                                               $(1,739,000)   $  (498,000)
                                                             ===========    ===========

      Basic and diluted, net loss per share                  $     (0.09)   $     (0.03)
                                                             ===========    ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Six Months Ended December 31, 1998 and 1997

                                                                 1998           1997
                                                             (unaudited)    (unaudited)
                                                             -----------    -----------
 Sales                                                       $ 3,174,000    $ 3,081,000

 Cost of sales                                                 1,157,000      1,203,000
                                                             -----------    -----------

        Gross profit                                           2,017,000      1,878,000

 Selling, general and administrative expenses                  1,241,000      1,745,000

 Depreciation and amortization                                   633,000        487,000

 Interest expense, net of interest income                      1,414,000        692,000

 Write off deferred debt cost                                  1,211,000             --
                                                             -----------    -----------

      Loss from operations before benefit for income taxes    (2,482,000)    (1,046,000)

 Benefit for income taxes                                             --             --
                                                             -----------    -----------
      Net loss                                               $(2,482,000)   $(1,046,000)
                                                             ===========    ===========

      Basic and diluted, net loss per share                  $     (0.12)   $     (0.05)
                                                             ===========    ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1998 and 1997

                                                                    1998           1997
                                                                (unaudited)    (unaudited)
                                                                -----------    -----------
 Operating Activities
        Net loss                                                $(2,482,000)   $(1,046,000)
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
         Depreciation and amortization                              878,000        659,000
         Write off of deferred debt cost                          1,211,000             --
         Warrant expense under Senior Subordinated Note
        Agreement                                                   598,000             --
         Interest converted to long-term debt                       360,000        358,000
         Issuance of common stock to settle lawsuit                  16,000         27,000
         Net changes in operating assets and liabilities           (439,000)      (377,000)
                                                                -----------    -----------
 Cash flows provided by (used in) operating activities              142,000       (379,000)

Investing Activities
        Net purchase of Advanced Tank Certification, Inc.                --     (2,190,000)
        Purchase of property and equipment                          (85,000)       (79,000)
                                                                -----------    -----------
 Cash flows used in investing activities:                           (85,000)    (2,269,000)

 Financing Activities
           Increase in deferred debt issuance cost                  (24,000)       (58,000)
           Repayments, net of borrowings                           (375,000)     2,719,000
                                                                -----------    -----------
 Cash flows (used in) provided by financing activities             (399,000)     2,661,000

 Change in cash                                                    (342,000)        13,000
 Cash and equivalents, beginning of period                          366,000        799,000
                                                                -----------    -----------
 Cash and equivalents, end of period                            $    24,000    $   812,000
                                                                ===========    ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. The interim financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six month and three month periods ending December 31, 1998 have been included.

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

        Interest on the Senior Subordinated Notes is 10% per annum for the first year, payable quarterly, and increases by one percent each year during the term of the Notes. As of December 31, 1998 and December 31, 1997 the interest rate was 11% and 10%, respectively. At the option of the Company, interest payments due can be converted to debt under the same terms as the original principal. During the six month period ended December 31, 1998 and December 31, 1997, the Company converted interest due of $360,000 and $358,000, respectively to long term debt. In addition, if on the earlier of (i) the third anniversary of the date of the Securities Purchase Agreement or such other date thereafter designated by the Investors, (ii) the date of a stock offering or (iii) a sale of the Company (the "Adjustment Date"), the Company's cumulative adjusted earnings before taxes, depreciation and amortization ("EBTDA") fail to meet specific projections provided by the Company to the Investors, additional interest is payable in the form of warrants to the Investors. If the resulting actual percentage of EBTDA per share is less than 70% of the projected amount, an adjustment to interest expense is calculated and warrants are issued in an amount equal to the additional interest expenses divided by the fair market value of the common stock on the Adjustment Date. The adjusted interest rate cannot exceed 29.76%. Due to the lower than expected performance in fiscal 1998, the Company determined it was unlikely to meet these projections in the future. Accordingly, the Company has recorded interest expense on the Senior Subordinated Notes at a rate of 29.76% as of the beginning of the agreement and reflected the adjustment as a change in accounting estimate. Therefore, interest in the first quarter of 1998 is accrued at 10% while interest for the second quarter of fiscal year 1999 through November 30 is recorded at 29.76%. The Company reflected additional interest as warrants to be issued.

        In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% cumulative dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock. As a result of the conversion, the Company recorded an additional loss of $1,211,000 related to the write off of the deferred debt cost related to the Private Placement and converted the following balances to preferred stock:

                     Long-term debt                                                      $7,000,000
                      Original issue discount                                              (700,000)
                      Accrued interest (including interest payable as warrants)           3,417,000
                                                                                         ----------
                             Total                                                       $9,717,000
                                                                                         ==========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


        2.  (continued)
        In February 1999, the Company filed a December 31, 1998 Form 10-Q which gave effect to this transaction as of July 1, 1998. However, because the agreement was not finalized until December 1998, this treatment was incorrect. Accordingly, this amended filing restates the preferred stock, interest expense and write-off of deferred debt costs to correctly reflect the date of the transaction.

        During the six months ended December 31, 1998, interest expense attributable to the Senior Subordinated Notes which was converted to equity (including warrants to be issued for additional interest expense) was $958,000 $.05 per share.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

    In the second quarter of fiscal 1999 the Company reported a net loss of $1,739,000 as compared to a net loss of $498,000 for the corresponding quarter of the preceding year. This increase in loss is primarily attributable to the write off of deferred debt cost related to the Private Placement Notes (see Notes to the Financial Statements). The write off resulted in $1,211,000 of additional expense in the second fiscal quarter. Interest expense increased 81% to $607,000 from $335,000. This increase is a result of interest on the Private Placement Notes. Although the notes were converted to preferred stock this was not effective until December when all terms of the agreement were substantially agreed upon. Interest expense and debt discount amortization on the notes was recorded through November. Sales for the quarter were $1,651,000 compared with $1,521,000 in the prior year. Sales increased approximately 9% as the December 22 EPA deadline approached. These requirements require, among other things, some form of permanent monthly monitoring of underground storage tanks. In addition, additional customers were added while the Company maintained costs related to analyzing data. The Company has also achieved higher sales of its Extreme (TM) and SIRSend (TM) software and tank gauges. The software has a very high gross margin as there are few costs directly attributable to the installation and implementation. These factors resulted in a 63% gross margin, up from 51% in the prior year.

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

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

    The Company reported a net loss of $2,482,000 or $0.12 per share as compared to a net loss of $1,046,000 or $0.05 per share for the corresponding period of the prior year. The write off of deferred debt cost related to the Private Placement in the amount of $1,211,000 in the second quarter of the fiscal year significantly contributed to the year to date loss. The Company wrote off certain intangible assets related to the Private Placement when the Investors agreed to convert the Private Placement Notes to Preferred Stock.

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

    In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% cumulative dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

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

    Hardware and software provided to customers

    Over the past couple of years, the Company has provided to its customers Extreme(TM), TankTrax(TM), and SIRSend(TM) software for use by its customers in providing data to the Company. The Company has tested and believes the Extreme(TM) software is Year 2000 compliant but the TankTrax(TM) and SIRSend(TM) software packages are not. The Company believes the TankTrax(TM) software can be corrected with few programming changes. The Company is currently evaluating the specific changes needed. The Company has obtained, but not applied, the programming revision needed for the SIRSend(TM) software. These revisions are expected to be complete by June 30, 1999. Because the Company's software engineers will do these revisions, the incremental cost to the Company is expected to be minimal.

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

    Clients' hardware and software

    In order to assess the preparedness of its customers, the Company requested that its top two hundred customers complete a Year 2000 survey to determine the status of Year 2000 compliance of the customers' software and the data provided to the Company. The Company has received several responses and is currently evaluating the survey responses. The Company does not believe that any data received either electronically or in hard copy which is not Year 2000 compliant will have a negative effect on the systems, but may affect services provided due to additional manual labor required to correct problems with the data. The Company will be working closely with its customers known to generate data from legacy equipment which is not Year 2000 compliant to determine what the customers' own Year 2000 compliance program encompasses. The Company believes by working together with these customers potential problems will be avoided.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

        Exhibit Number               Description of Document
        --------------               -----------------------
             27.0                    Financial Data Schedule



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

                                            USTMAN TECHNOLOGIES, INC.
                                                      (Registrant)




    Date:  4/9/99                                    By /s/ Dan R. Cook
                                                        -----------------------
                                                        Dan R. Cook
                                                        President and CEO


    Date:  4/9/99                                    By /s/ Heather Murphy
                                                        -----------------------
                                                        Heather Murphy
                                                        Controller

                                 EXHIBIT INDEX


Exhibit Number               Description of Document
--------------               -----------------------
     27.0                    Financial Data Schedule