Form 10QSB
period 1999-03-31
USTMAN TECHNOLOGIES INC
filed 1999-05-17
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999
                                                 --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,879,243 shares of Common Stock as of May 4, 1999.

Transitional Small Business Disclosure Format (check one):   X  Yes     No
                                                            ---     ---

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                                        March
                                                                                       31,1999           June 30,
                                                                                     (unaudited)           1998
                                                                                     ------------      ------------
ASSETS
        CURRENT ASSETS
              Cash and equivalents                                                   $    195,000      $    366,000
              Accounts receivable                                                       1,280,000           826,000
              Inventory                                                                   121,000           112,000
              Prepaid expenses and other current assets                                   190,000            70,000
                                                                                     ------------      ------------
                                                                                        1,786,000         1,374,000

        PROPERTY AND EQUIPMENT                                                            497,000           544,000
        INTANGIBLES AND GOODWILL                                                        7,667,000         9,699,000
                                                                                     ============      ============
                                                                                     $  9,950,000      $ 11,617,000
                                                                                     ============      ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
              Accounts payable, accrued expenses
                       and other liabilities                                         $  1,277,000      $  1,135,000
              Current portion of long-term debt                                         1,250,000           875,000
                                                                                     ------------      ------------
                                                                                        2,527,000         2,010,000

        LONG-TERM DEBT AND OTHER LIABILITIES                                            2,000,000         9,784,000
        DEFERRED EMPLOYEE BENEFITS                                                        433,000           435,000

 SHAREHOLDERS' EQUITY
        Preferred stock, no par value: Authorized shares- 1,000,000, Issued and outstanding- 9,717 shares at March 31, 1999 and none at June 30, 1998
        Liquidation preference before payment to holders of common stock of
        $15,900,000 at March 31, 1999                                                   9,717,000              --
        Common stock, no par value:  Authorized shares-40,000,000, Issued and
        outstanding-19,879,243 at March 31, 1999 and 19,855,243 at June 30, 1998       12,826,000        12,810,000
        Additional paid-in capital                                                        875,000         2,517,000
        Accumulated deficit                                                           (18,428,000)      (15,939,000)
                                                                                     ------------      ------------
                                                                                        4,990,000          (612,000)

                                                                                     ------------      ------------
                                                                                     $  9,950,000      $ 11,617,000
                                                                                     ============      ============

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998

                                                             1999             1998
                                                          (unaudited)      (unaudited)
                                                          -----------      -----------
 Sales                                                    $ 1,637,000      $ 1,597,000

 Cost of sales                                                565,000          517,000
                                                          -----------      -----------

        Gross profit                                        1,072,000        1,080,000

 Selling, general and administrative expenses                 658,000          930,000

 Depreciation and amortization                                318,000          321,000

 Compensation expense to third parties                           --            222,000

 Gain on sale of Toxguard Fluid Technologies, Inc.               --             28,000

 Interest expense, net of interest income                     103,000          427,000
                                                          -----------      -----------

 Loss from operations before benefit for income taxes          (7,000)        (792,000)

 Benefit for income taxes                                        --               --

                                                          -----------      -----------
 Net loss                                                 $    (7,000)     $  (792,000)
                                                          ===========      ===========

 Basic and diluted net loss per share                     $     (0.00)     $     (0.04)
                                                          ===========      ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    Nine Months Ended March 31, 1999 and 1998

                                                            1999             1998
                                                         (unaudited)      (unaudited)
                                                         -----------      -----------
Sales                                                    $ 4,811,000      $ 4,302,000

Cost of sales                                              1,722,000        1,478,000
                                                         -----------      -----------

       Gross profit                                        3,089,000        2,824,000

Selling, general and administrative expenses               1,899,000        2,549,000

Depreciation and amortization                                951,000          786,000

Compensation expense to third parties                           --            222,000

Gain on sale of Toxguard Fluid Technologies, Inc.               --             28,000

Write-off deferred debt cost                               1,211,000             --

Interest expense, net of interest income                   1,517,000        1,118,000
                                                         -----------      -----------

Loss from operations before benefit for income taxes      (2,489,000)      (1,823,000)

Benefit for income taxes                                        --               --
                                                         -----------      -----------

Net loss                                                 $(2,489,000)     $(1,823,000)
                                                         ===========      ===========

Basic and diluted net loss per share                     $      (.13)     $      (.09)
                                                         ===========      ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1999 and 1998

                                                                     1999             1998
                                                                  (unaudited)      (unaudited)
                                                                  -----------      -----------
Operating Activities
        Net loss                                                  $(2,489,000)     $(1,823,000)
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                               1,194,000        1,301,000
        Warrants to be issued under Senior Subordinated Note
        Agreement                                                     598,000             --
        Write off deferred debt cost                                1,211,000             --
        Interest converted to long term debt                          360,000             --
        Issuance of common stock and stock options                       --            249,000
        Issuance of common stock to settle lawsuits                    16,000             --
        Net changes in operating assets and liabilities              (526,000)         (40,000)
                                                                  -----------      -----------
Cash flows provided by (used in) operating activities                 364,000         (313,000)

Investing Activities
        Purchase of Advanced Tank Certification, Inc.                    --         (2,190,000)
        Sale of Toxguard Fluid Technologies, Inc.                        --             28,000
        Purchase of property and equipment                           (136,000)        (164,000)
                                                                  -----------      -----------
Cash flows used in investing activities:                             (136,000)      (2,326,000)

Financing Activities
           Deferred debt issuance cost                                (24,000)         (74,000)
           Repayments, net of borrowings                             (375,000)       2,432,000
                                                                  -----------      -----------
Cash flows (used in) provided by financing activities:               (399,000)       2,358,000

Decrease in cash                                                     (171,000)        (281,000)
Cash, beginning of period                                             366,000          799,000
                                                                  -----------      -----------
Cash, end of period                                               $   195,000      $   518,000
                                                                  ===========      ===========

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine month periods ending March 31, 1999 have been included.

2. On May 22, 1997, the Company, then doing business as Watson General Corporation (Watson) completed the private placement of $7 million 10% Senior Subordinated Notes Due 2002 and 7,304,520 shares of its common stock (the Private Placement) with Sagaponack Partners, L.P., and Sagaponack International Partners, L.P. (the "Investors"). In connection with the valuation of the common stock issued in the transaction, an original issue discount of $1,000,000 was recorded. Approximately $17,000 of the discount is amortized into interest expense monthly through November 1998.

        In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock"). Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% cumulative dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. At March 31, 1999 the allocation amount was $15,900,000 The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

        As a result of the conversion, the Company recorded an additional loss of $1,211,000 related to the write off of the deferred debt cost related to the Private Placement and converted the following balances to preferred stock:

                    Long-term debt                                                 $ 7,000,000
                    Original issue discount                                          (700,000)
                    Accrued interest (including interest as warrants)                3,417,000
                                                                                   -----------
                               Total                                               $ 9,717,000
                                                                                   ===========


        On December 17, 1997, the Company obtained $3.75 million in financing from BankBoston and used the proceeds to, among other things, acquire all of the outstanding common stock of Advanced Tank Certification, Inc.
        (ATC), pursuant to stock purchase agreements between the Company and all of the shareholders of ATC. The ATC acquisition was accounted for using the purchase method. In March 1999, the Company and BankBoston agreed to amend the terms of the agreement and reduce the covenant requirements for the upcoming quarters beginning on March 31, 1999.

3. Inventory consists of tank gauge equipment and is accounted for using the weighted average method.

4. Included in interest expense on the Statement of Operation is amortization of deferred debt costs. These amounts are included in depreciation and amortization on the Statement of Cash Flows.

                            USTMAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



5. Due to the Company's loss position, diluted net loss per share is the same as basic earnings per share as the result would be antidilutive.

6. Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, customers' strategies, and market competition.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

        Sales for the quarter were $1,637,000 compared with $1,597,000 in the prior year. Sales increased approximately 3% as a result of the December 22, 1998 EPA deadline which requires, among other things, monthly leak detection and additional revenue related to British Petroleum ("BP"). Although sales increased, gross profit decreased slightly. This decrease is a result of increases in tank gauge sales which are at a lower gross profit than statistical inventory reconciliation ("SIR") sales. Additionally, the Company has incurred costs in expanding foreign operations into Australia and New Zealand. Management expects these costs to decrease as the Company continues to streamline the process. The Company's sales of its Extreme(TM) software decreased during the third quarter of fiscal year 1999. The software has a high gross margin as there are few costs directly attributable to the installation and implementation. Sales of this product decreased in the three months ended March 31, 1999 as a result of decreased priority on installations. The Company decreased installations in order to ensure proper customer satisfaction during the period of high volume of tank additions as a result of the EPA deadline. Now that additions have stabilized, management anticipates increases of software sales in the upcoming quarter as sales efforts will again be focused on these products and installations will be scheduled.

        In the third quarter of fiscal 1999 the Company reported a net loss of $7,000 as compared to a net loss of $792,000 for the corresponding quarter of the preceding year. This decrease in loss is primarily attributable to a decrease in selling, general and administrative expenses, compensation expense to third parties, and interest expense.

        Selling, general and administrative expenses decreased by 29% primarily due to the reduction of expenses incurred in the prior year related to the merger of USTMAN Industries, Inc. and Watson General Corporation and the acquisition of Advanced Tank Certification, Inc. These expenses consisted primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees. All operations were integrated as of June 30, 1998 eliminating duplication of costs and resulting in more efficient operations. Additionally, the Company has decreased advertising costs, legal fees not related to SEC filings and management payroll.

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

        In December 1998, the Investors reached an agreement to convert the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. Interest expense, including deferred debt cost and original issue discount amortization, decreased 76% as a result of the conversion.

        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998

        Sales increased approximately 12% compared to the prior year, as a result of an increase in the customer base as the December 22 EPA deadline approached, increases in software and tank gauge sales and the addition of BP. Although sales have increased, gross profit has decreased slightly. This decrease is a result of increases in tank gauge sales which are at a lower gross profit than SIR. Gross profits on tank gauges has also decreased as a result of rising equipment costs. Additionally, the Company has incurred costs in expanding foreign operations into Australia and New Zealand. Management expects these costs to decrease as the Company continues to streamline the process.

        General and administrative expenses decreased by 26%. This is primarily a result of the elimination of expenses related to the merger of USTMAN Industries, Inc. and Watson General Corporation, and the acquisition of Advanced Tank Certification, Inc. These expenses consisted primarily of fees for relocating offices, severance of terminated employees, exit costs, attorneys' fees, and accounting fees. All operations were integrated as of June 30, 1998 eliminating duplication of costs and resulting in more efficient operations. In addition, advertising and legal expenses not related to SEC filings have decreased.

        The Company reported a net loss of $2,489,000 or $0.13 per share as compared to a net loss of $1,823,000 or $0.09 per share for the corresponding period of the prior year. The write off of deferred debt cost related to the Private Placement in the amount of $1,211,000 in the second quarter of the fiscal year significantly contributed to the year to date loss. The Company wrote off deferred debt cost related to the Private Placement when the Investors agreed to convert the Private Placement Notes to Preferred Stock.


        FINANCIAL CONDITION AND LIQUIDITY

        At March 31, 1999 the Company's current liabilities exceeded current assets by $741,000 compared to $636,000 at June 30, 1998. This is a result of the current portion of long term debt on the BankBoston term loan. The Company's business does not require material ongoing capital expenditures. The Company's management believes that it has adequate resources for the next twelve months of operations.

        In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock"). Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% cumulative dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. At March 31, 1999 the allocation amount was $15,900,000. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

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

        Internal hardware and software

        Over the last three years, the Company has purchased computers, servers and other equipment which are certified by the vendor as being Year 2000 compliant. Because of this, the telephone system, servers and the majority of the Company's workstations are Year 2000 compliant. As of September 30, 1998, the Company gathered an inventory of current revisions needed on older workstations. Those computers which were not compliant will be thoroughly tested in the upcoming months and have the needed revisions by December 31, 1999.

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

        In order to ensure that all software and hardware will function properly in the Year 2000, the Company has planned to construct a separate testing facility. This facility will be dedicated entirely to Year 2000 testing on live customer data. This facility will have a server and other hardware to mirror the Company's. The Company plans to set the internal date at this facility to December 31, 1999 and run analysis for two months to verify that no Year 2000 issues occur as the clock approaches, reaches and passes the century mark. The equipment has been purchased for this facility and the facility is expected to be in use some time after March 1999. In addition, the Company is planning on having software engineers on site immediately after the December 31, 1999 to avoid any unforeseen problems.

        Hardware and software provided to customers

        Over the past couple of years, the Company has provided to its customers Extreme(TM), TankTrax(TM), and SIRSend(TM) software for use by its customers in providing data to the Company. The Company has tested and believes the Extreme(TM) software is Year 2000 compliant but the TankTrax(TM) and SIRSend(TM) software packages are not. The Company believes the TankTrax(TM) software can be corrected with few programming changes. The Company has evaluated and identified the specific changes needed. The Company has obtained, but not applied, the programming revision needed for the SIRSend(TM) software. These revisions are expected to be complete by June 30, 1999. Because the Company's software engineers will do these revisions, the incremental cost to the Company is expected to be minimal.

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

        Clients' hardware and software

        In order to assess the preparedness of its customers, the Company requested that its top two hundred customers complete a Year 2000 survey to determine the status of Year 2000 compliance of the customers' software and the data provided to the Company. The Company has received responses and based on the representations of these customers, does not believe there will be significant Year 2000 problems. The Company does not believe that any data received either electronically or in hard copy which is not Year 2000 compliant will have a negative effect on the systems, but may affect services provided due to additional manual labor required to correct problems with the data. The Company will be working closely with its customers known to generate data from legacy equipment which is not Year 2000 compliant to determine what the customers' own Year 2000 compliance program encompasses. The Company believes by working together with these customers potential problems will be avoided.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 27                   Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USTMAN TECHNOLOGIES, INC.
                                             (Registrant)




Date:  5/14/99                         By /s/ Dan R. Cook
                                          ----------------------
                                          Dan R. Cook
                                          President and CEO




Date:  5/14/99                         By /s/ Heather Murphy
                                          ----------------------
                                          Heather Murphy
                                          Controller

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

    27                     Financial Data Schedule