Form 10KSB40
period 1999-06-30
USTMAN TECHNOLOGIES INC
filed 1999-09-28
CIK 817820

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to
                                      --------------    -----------------
                         Commission File Number 0-16011

                            USTMAN TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

          CALIFORNIA                                      95-2873757
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

    12265 W. BAYAUD AVE #110                                 80228
          LAKEWOOD, CO
     (Address of principal                                 (Zip Code)
       executive offices)

Issuer's telephone number:  (303) 986-8011

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

State issuer's revenues for its most recent fiscal year:  $6,420,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 24, 1999 was 2,005,572. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of September 24, 1999, was 19,879,243.

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

          Prior to May 22, 1997, Watson operated through three wholly owned subsidiaries in three different businesses. Watson provided statistical inventory reconciliation leak detection through Watson Systems, Inc. Watson provided anti-freeze recycling through Toxguard Fluid Technologies, Inc. Watson provided removal and installation of underground storage tanks through Toxguard Systems, Inc.

         On May 22, 1997, Watson acquired all of the outstanding capital stock of USTMAN Industries, Inc., paying NDE Environmental Corporation $5,750,000. In connection with this acquisition, Watson obtained $7,000,000 from Sagaponack Partners, L.P., and Sagaponack International Partners, L.P. ("Sagaponack") in exchange for Senior Subordinated Notes issued to Sagaponack in the aggregate principal amount of $7,000,000 which were due and payable in five years, subject to mandatory prepayment in certain circumstances. Interest on the notes was 10% per annum for the first year, payable quarterly, and increased by one percent each year during the term of the notes, subject to further adjustment in specified instances. The notes were secured by substantially all of the assets of the Company. In December 1998, the Investors agreed to convert all of the Senior Subordinated Notes and accrued interest totaling $9,717,000 to Series A Preferred Stock. The Preferred Stock has an aggregate allocation amount of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend based on the Allocation Amount, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

         Beginning with Watson's May 22, 1997, acquisition of USTMAN Industries, Inc., Watson's statistical inventory reconciliation business was merged into the statistical inventory reconciliation business of USTMAN Industries, Inc.

         In August 1997, Toxguard Systems, Inc., filed for bankruptcy. The bankruptcy of Toxguard Systems, Inc., did not have a material effect on the Company.

         On December 17, 1997, the Company acquired all of the outstanding capital stock of Advanced Tank Certification, Inc. ("ATC") for an aggregate of approximately $3.4 million in cash and 775,194 shares of common stock. ATC provided leak detection, including statistical inventory reconciliation. In connection with the acquisition, the Company secured term and acquisition financing from BankBoston, N.A., by which the Company obtained $3.75 million in the form of a term loan. The ATC statistical inventory reconciliation business has been merged into the statistical inventory reconciliation business of the Company and the assets of ATC have been sold.

         In January 1998, the Company sold Toxguard Fluid Technologies, Inc., which resulted in a net gain of approximately $28,000.

         (b)      Business of the Issuer

         Principal Services and Products and their Markets. USTMAN is primarily engaged in providing leak detection services to owners and operators of underground storage tanks by analyzing the inventory of a tank to determine whether the tank is leaking. This is accomplished using proprietary, certified software and highly trained individuals. This method of leak detection is known as statistical inventory reconciliation, or "SIR". The proprietary software utilized by the Company is also designed to assist with inventory management and regulatory compliance. These services are provided on a recurring monthly fee basis under annually renewable agreements. USTMAN also licenses the proprietary software for larger customers. The customers can then perform the leak detection analysis internally and submit the results to the Company for review.

         In addition to providing statistical inventory reconciliation services, the Company licenses fuel management software and sells related fuel management products including in-tank automatic tank gauges, network data gathering equipment and cathodic protection (a form of corrosion protection) for underground storage tanks.

         USTMAN markets an automatic tank gauge system that (i) minimizes the human element in gathering tank volume data, and (ii) further automates the analytical process to improve data processing efficiency. This automatic tank gauge system is marketed as Extreme Fuel Management(TM) and has the Company's statistical inventory reconciliation service and on-line capabilities.

         The Company also markets its regulatory compliance software, Extreme(TM). Extreme(TM) is installed at the customer's home office and automatically gathers data and generates custom reports for each underground storage tank in the Extreme(TM) system. The software acts as an extension of an inventory control system, transparently interpreting and analyzing underground storage tank inventory data with no human intervention, then transmitting the data to USTMAN for review.

         Distribution Methods. The Company employs full time regional sales managers to sell its services and products. These employees are paid salary and commission. Additionally, the Company has commission only arrangements with trade associations and independent sales representatives by which groups of tank owners or operators obtain the services and products of the Company. In some of these arrangements the associations or representatives may provide some statistical inventory reconciliation related service, such as, collecting data from the owners or operators of underground storage tank systems, transmitting data to USTMAN, or printing reports of the statistical inventory reconciliation analysis. Sales are supported through trade publications, advertising, direct mail and strategic trade show attendance.

         Outside the United States, the Company uses distributors and affiliates to assist in generating sales. The Company seeks organizations with established industry presence and provides these organizations with the opportunity to purchase a product license, share revenues and receive ongoing quality control and sales support.

         Research and development. The Company incurred research and development expenses of approximately $72,000 and $38,000 in 1999 and 1998, respectively.

         Competition. The Company competes with other providers of statistical inventory reconciliation services as well as other methods of leak detection. Many of the Company's competitors have greater financial resources. With the exception of the largest customers (which have other considerations, such as, compliance redundancy, economies of scale, and existing legacy of automatic tank gauges and public relations considerations), cost and the ability to satisfy regulatory requirements are the key factors influencing sales.

         Customers. The Company has more than 3,000 customers and, therefore, is not dependent on sales to any principal customer.

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

         Governmental Regulations and Environmental Laws. Compliance with federal, state and local regulations has not had a material effect on the capital expenditures, operations or competitive position of the Company. However, the imposition or relaxation of environmental regulations relating to leak detection for underground storage tank systems can affect the need for the Company's services and products.

         Employees. On September 27, 1999, the Company employed a total of 51 persons, 49 of whom were full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         At June 30, 1999 the Company operated out of leased office space located at 12265 W. Bayaud Avenue Lakewood, Colorado. The Company leases approximately 7,080 square feet. Monthly payments under the lease are $9,072 and will increase during the term of the lease until expiration on December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board under the symbol USTX. Until February 1999, the common stock was traded on the Nasdaq SmallCap Market. The Company was delisted from the NASDAQ Stock Market for failure to meet listing requirements. The Company was not in compliance with the net tangible assets/market capitalization/net income requirement.

         The following table sets for the high and low bid and sales prices of the shares of Common Stock of the company for each quarterly fiscal period within the last two fiscal years. These prices do not include allowances for retail markup or markdown, commissions, or other transaction costs and, therefore, do not represent actual transactions.

QUARTER ENDING--           6/30/99          3/31/99        12/31/98        9/30/98

HIGH BID PRICE            $  11/32         $ 1-3/16       $   1-1/2       $ 1-9/32

LOW BID PRICE             $    1/4         $   5/16       $   15/32       $    7/8

QUARTER ENDING--           6/30/98          3/31/98        12/31/97        9/30/97

HIGH SALE PRICE           $ 2-9/16         $2-13/16       $  1-5/16       $1-15/16

LOW SALE PRICE            $  1-1/2         $  1-1/4       $   1-1/8       $0-15/16

         As of September 24, 1999, there were approximately 366 record holders of the Company's Common Stock. This number does not include shareholders that maintain their security positions with their security broker in street name.

         The Company has never declared a cash dividend on its Common Stock. The Company is prevented from declaring a cash dividend under agreements with BankBoston and Sagaponack.

ITEM 6.  MANAGEMENT'S DISCUSSION OF ANALYSIS OR PLAN OF OPERATION

         The Company reported a net loss of $2,557,000 for the year ended June 30, 1999 compared to $5,944,000 for the year ended June 30, 1998. This decrease is due partially to the completion of moving and consolidating the operations of Watson General Corporation, Watson Systems, Inc., and ATC, to Lakewood, Colorado and the efficiencies related to the consolidated operations. Additionally, the Company experienced increased sales, decreased general and administrative expenses and decreased interest expense.

         The Company experienced an increase in sales of $432,000 or 7% to $6,420,000 in 1999 compared to $5,988,000 in the prior year even though experiencing a slight decrease in the average price charged for its service. The increase is primarily a result of increased customer base as the December 22, 1998 EPA deadline requiring certain forms of monitoring approached and increases in software and tank gauge sales. Additionally, the Company no longer provides underground storage tank removal and installation or antifreeze recycling and has been able to increase the customer base by concentrating on providing underground storage tank monitoring services to its customers. No new products or services were added during the last year; the Company concentrated on increasing customer satisfaction for those products and services already marketed. The Company's sales depend in part upon decisions of customers as to when to implement measures to meet compliance requirements and to more aggressively attempt to manage liquid petroleum inventory. Cost of sales decreased $210,000, or 9% from $2,464,000 to $2,254,000. This is a result of efficiencies in operations as processes are streamlined. Management does not expect continued decreases in cost of sales but does anticipate maintaining the current level of gross profit percentages. Gross margins increased from 59% to 65% as a result of the increases in sales and efficiencies in operations.

         Selling, general and administrative expenses decreased $2,363,000, or 38% to $3,884,000 for the year ended June 30, 1999 compared to $6,247,000 in 1998. This is primarily a result of the elimination of expenses related to the merger of USTMAN Industries, Inc., Watson General Corporation, and Advanced Tank Certification, Inc. During fiscal year 1998, operations of the above companies were relocated to Lakewood, Colorado. The consolidation was completed as of June 30, 1998 and accordingly, no reserves were established for future expenditures. Subsequent to June 30, 1998, no material expenses have been incurred which related to the consolidation. The costs incurred to relocate totaled approximately $736,000 and were made up of primarily moving expenses, severance for terminated employees, exit costs, attorneys' fees, and accounting fees. All operations were integrated as of June 30, 1998, eliminating duplication of costs resulting in more efficient operations. In addition, advertising and legal expense not related to SEC filings have decreased. Management expects to be able to maintain the general and administrative costs at the lower level in the upcoming year.

         The Company's interest expense decreased $1,610,000, or 50% to $1,630,000 compared to $3,240,000 in the prior year. This decrease is a result of the conversion of Sagaponack debt to Preferred Stock. In December 1998, Sagaponack agreed to convert all debt issued to it by USTMAN to Series A preferred stock. As a result of the conversion, interest that had been accruing at 29.76% was eliminated. Additionally, amortization of deferred debt costs and original issue discount, which were included in interest, were eliminated. Included in the current year net loss is an extraordinary loss from the extinguishment of debt of $1,211,000 related to the write off of the deferred debt costs in connection with the Sagaponack debt to equity conversion.


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

Internal hardware and software

         Over the last three years, the Company has purchased computers, servers and other equipment which are certified by the vendor as being Year 2000 compliant. Because of this, the telephone system, servers and the majority of the Company's workstations are Year 2000 compliant. As of September 30, 1998, the Company gathered an inventory of current revisions needed on older workstations. Those computers which were not compliant will be thoroughly tested and have the needed revisions by December 31, 1999.

         The Company's software consists primarily of three distinct areas: network operating system, commercial software and proprietary software. The network operating system has been certified by the vendor to be Year 2000 compliant subsequent to the completion of certain patches which the Company completed applying as of September 30, 1998. The commercial software the Company runs is very diverse. The Company has identified over thirty types of commercial software that are currently used both internally and externally. The Company has attempted to contact the manufacturers to determine if the software is Year 2000 compliant. For those software packages which will not be Year 2000 compliant, the Company will make a determination to either replace the software with a different vendor or continue to use the software in a "quarantined" environment. Software, which is used by a significant number of users, such as the e-mail software, has been replaced and or updated to Year 2000 compliant software. It is not anticipated that any new software other than that discussed below will be a material capital expenditure.

The Company has contracted for the replacement of its accounting and information computer software. One criterion in the selection of the new accounting software was a warranty that the software is Year 2000 compliant. It is estimated that the system will be installed and functional by November 1999. The cost of this system is expected to be approximately $50,000 including software, hardware and implementation expense.

The Company runs internal software developed by the Company's software engineers. The Company does not believe that the software code will have to be rewritten or recompiled because most of the software is simply a front end to well known commercial software which has Year 2000 compliance built into the core software.

In order to ensure that all software and hardware will function properly in the Year 2000, the Company has constructed a separate testing facility. This facility is dedicated entirely to Year 2000 testing on live customer data. This facility has a server and other hardware to mirror the Company's. The Company plans to set the internal date at this facility to December 31, 1999 and run analysis for two months to verify that no Year 2000 issues occur as the clock approaches, reaches and passes the century mark. The equipment has been purchased for this facility and preliminary testing has begun. In addition, the Company is planning on having software engineers on site immediately after the December 31, 1999 to avoid any unforeseen problems.

Hardware and software provided to customers

Over the past couple of years, the Company has provided to its customers Extreme(TM), TankTrax(TM), and SIRSend(TM) software for use by its customers in providing data to the Company. The Company has tested and believes the Extreme(TM) software is Year 2000 compliant but the TankTrax(TM) and SIRSend(TM) software packages are not. The Company believes the TankTrax(TM) software can be corrected with few programming changes. The Company has evaluated and identified the specific changes needed. The Company has obtained the programming revision needed for the SIRSend(TM) software. These revisions are currently in the process of being made. Because the Company's software engineers are doing these revisions, the incremental cost to the Company is expected to be minimal.

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

Clients' hardware and software

In order to assess the preparedness of its customers, the Company requested that its top two hundred customers complete a Year 2000 survey to determine the status of Year 2000 compliance of the customers' software and the data provided to the Company. The Company has received responses and based on the representations of these customers, does not believe there will be significant Year 2000 problems. The Company does not believe that any data received either electronically or in hard copy which is not Year 2000 compliant will have a negative effect on the systems, but may affect services provided due to additional manual labor required to correct problems with the data. The Company will be working closely with its customers known to generate data from legacy equipment, which is not Year 2000 compliant to determine what the customers' own Year 2000 compliance program encompasses. The Company believes by working together with these customers potential problems will be avoided. Because the Company does not foresee any significant issues even in the instances of data which is not Year 2000 compliant, no contingency plan has been developed.

Liquidity and Capital Resources

At June 30, 1999 the Company's current liabilities exceeded current assets by $606,000 compared to a deficit of current assets over current liabilities of $636,000 at June 30, 1998. The Company has incurred net losses for the years ended June 30, 1999 and 1998 and at June 30, 1999 has a working capital deficiency of $606,000. During the year ended June 30, 1999, the Company implemented several plans to address its financial condition and to increase profitability. This included cost reduction efforts and the conversion of the Senior Subordinate Notes to equity. The Company has formulated plans and strategies to continue to address the Company's financial condition and increase profitability. This includes further cost reduction efforts, and consideration of raising additional capital through the sale of additional stock or through the issuance of debt. Management believes the Company will generate sufficient cash flows to enable it to fund operations and satisfy all capital requirements during the year ending June 30, 2000.

         Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause actual results in future periods to differ materially from forecasted results. These risks and uncertainties include among other things, product demand, customers' strategies regarding compliance requirements, and market competition.

ITEM 7.  FINANCIAL STATEMENTS


                        Consolidated Financial Statements

                       Years ended June 30, 1999 and 1998



                                      Index


Report of Independent Auditors (Gelfond Hochstadt Pangburn, P.C.)...........F-1

Report of Prior Independent Auditors (Ernst & Young, LLP)...................F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets..........................................F-3
       Consolidated Statements of Operations................................F-5
       Consolidated Statements of Shareholders' Equity (Deficit)............F-6
       Consolidated Statements of Cash Flows................................F-7
       Notes to Consolidated Financial Statements...........................F-8

                         Report of Independent Auditors


Board of Directors and Shareholders
USTMAN Technologies, Inc.

We have audited the accompanying consolidated balance sheet of USTMAN Technologies, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USTMAN Technologies, Inc. and subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
September 20, 1999, except for paragraph [c] of Note 6, as to which the date is September 27, 1999

                         Report of Independent Auditors


Board of Directors and Shareholders
USTMAN Technologies, Inc.

We have audited the accompanying consolidated balance sheet of USTMAN Technologies, Inc. as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USTMAN Technologies, Inc. at June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

ERNST & YOUNG, LLP




Denver, Colorado
October 9, 1998

                            USTMAN Technologies, Inc.

                           Consolidated Balance Sheets



                                                                                 June 30,
                                                                          1999             1998
                                                                      ------------     ------------
Assets:
Current assets:
   Cash and cash equivalents                                          $    411,000     $    366,000
   Accounts receivable, less allowance for doubtful
     accounts (1999, $167,000; 1998, $195,000)                           1,079,000          826,000
   Inventory                                                                68,000          112,000
   Prepaid expenses and other current assets                               117,000           70,000
                                                                      ------------     ------------

Total current assets                                                     1,675,000        1,374,000
                                                                      ------------     ------------

Furniture and equipment:
   Machinery and equipment                                                  81,000           76,000
   Computers and equipment                                                 940,000          783,000
   Furniture and fixtures                                                  102,000           88,000
   Leasehold improvements                                                    4,000            4,000
                                                                      ------------     ------------
                                                                         1,127,000          951,000
   Accumulated depreciation                                                648,000          407,000
                                                                      ------------     ------------

                                                                           479,000          544,000
                                                                      ------------     ------------

Intangible and other assets, less accumulated amortization
   (1999, $1,922,000; 1998, $1,351,000)                                  7,490,000        9,699,000

                                                                      ------------     ------------

                                                                      $  9,644,000     $ 11,617,000
                                                                      ============     ============

                                   (Continued)

                            USTMAN Technologies, Inc.

                           Consolidated Balance Sheets

                                   (Continued)

                                                                                                June 30,
                                                                                         1999              1998
                                                                                     ------------      ------------
Liabilities and Shareholders' Equity (Deficit)):
Current liabilities:
   Accounts payable                                                                  $    385,000      $    327,000
   Accrued expenses:
     Salaries and wages                                                                    50,000            58,000
     Other                                                                                253,000           620,000
   Deferred revenue                                                                       218,000           130,000
   Current portion of long-term debt                                                    1,375,000           875,000
                                                                                     ------------      ------------

Total current liabilities                                                               2,281,000         2,010,000
Long-term debt, less current portion                                                    1,750,000         9,784,000
Deferred employee benefits                                                                432,000           435,000
                                                                                     ------------      ------------

Total liabilities                                                                       4,463,000        12,229,000
                                                                                     ------------      ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Series A preferred stock, no par value; 1,000,000 shares authorized; issued and outstanding, 9,717 at June 30, 1999,
   and none in 1998; liquidation preference $16,200,000                                 9,717,000                --
  Common stock, no par value; 25,000,000 shares authorized;
   issued and outstanding, 19,879,243 in 1999 and 19,855,243 in 1998                   12,826,000        12,810,000
  Class A common stock, no par value; 15,000,000 shares
   authorized; none issued and outstanding                                                     --                --
  Class B common stock, no par value; 15,000,000 shares
   authorized; none issued and outstanding                                                     --                --
  Additional paid-in capital                                                            1,134,000         2,517,000
  Accumulated deficit                                                                 (18,496,000)      (15,939,000)
                                                                                     ------------      ------------
Total shareholders' equity (deficit)                                                    5,181,000          (612,000)
                                                                                     ------------      ------------
                                                                                     $  9,644,000      $ 11,617,000
                                                                                     ============      ============

See accompanying notes

                            USTMAN Technologies, Inc.

                      Consolidated Statements of Operations



                                                                          Year ended June 30,
                                                                        1999              1998
                                                                    ------------      ------------
Net sales                                                           $  6,420,000      $  5,988,000
Cost of sales                                                          2,254,000         2,464,000
                                                                    ------------      ------------
   Gross profit                                                        4,166,000         3,524,000
Selling, general and administrative expenses                           3,884,000         6,247,000
                                                                    ------------      ------------

                                                                         282,000        (2,723,000)
                                                                    ------------      ------------

Other income (expense):
   Interest expense                                                   (1,630,000)       (3,240,000)
   Interest income                                                         2,000            19,000
                                                                    ------------      ------------

                                                                      (1,628,000)       (3,221,000)
                                                                    ------------      ------------

Loss before extraordinary item                                        (1,346,000)       (5,944,000)

Extraordinary item, loss on extinguishment of debt                    (1,211,000)               --
                                                                    ------------      ------------

Net loss                                                            $ (2,557,000)     $ (5,944,000)
                                                                    ============      ============

Basic and diluted net loss per share:

   Loss before extraordinary item                                   $       (.07)     $       (.31)
   Extraordinary item                                                       (.06)               --
                                                                    ------------      ------------
   Net loss                                                         $       (.13)     $       (.31)
                                                                    ============      ============


See accompanying notes.

                           USTMAN Technologies, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)


                          Preferred Stock           Common Stock           Additional
                       --------------------- ---------------------------     paid-in       Accumulated
                        Shares     Amount       Shares        Amount         Capital         Deficit         Total
                       -------- ------------ ------------ -------------- --------------- ---------------- ------------
Balances at July
   1, 1997                    -            -   18,344,633    $10,373,000   $ 1,947,000     $  (9,995,000)  $ 2,325,000
Common stock
   issued for
   settlement of
   employment
   agreement                  -            -       16,667         27,000             -                 -        27,000
Common stock and
   options
   issued in
   connection
   with Advanced
   Tank
   Certification,
   Inc.
   acquisition                -            -      775,194      1,116,000             -                 -     1,116,000
Options exercised for
   common stock               -            -      718,749      1,294,000    (1,294,000)                -             -
Options modified
   to extend
   exercise date
   and increase
   exercise price             -            -            -              -       222,000                 -       222,000
Warrants to be
   issued under
   the terms of
   the Senior
   Subordinated
   Note agreement             -            -            -              -     1,642,000                 -     1,642,000
Net loss                      -            -            -              -             -        (5,944,000)   (5,944,000)
                          -----   ----------   ----------    -----------   -----------     -------------   -----------

Balances at June
   30, 1998                   -            -   19,855,243     12,810,000     2,517,000       (15,939,000)     (612,000)
Common stock
   issued for
   settlement of
   lawsuit                    -            -       24,000         16,000             -                 -        16,000
Amortization of
   deferred
   compensation
   cost                       -            -            -              -       259,000                 -       259,000
Warrants to be
   issued under
   the terms of
   the Senior
   Subordinated
   Note
   agreement                  -            -            -              -       598,000                 -       598,000
Conversion of
   Senior
   Subordinated
   Notes to
   preferred
   stock                  9,717   $9,717,000            -              -    (2,240,000)                -     7,477,000
Net loss                                   -            -              -             -        (2,557,000)   (2,557,000)
                          -----   ----------   ----------    -----------   -----------     -------------   -----------

Balances at June
   30, 1999               9,717   $9,717,000   19,879,243    $12,826,000   $ 1,134,000     $ (18,496,000)  $ 5,181,000
                          =====   ==========   ==========    ===========   ===========     =============   ===========

See accompanying notes.

                            USTMAN Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                               Year ended June 30,
                                                                             1999               1998
                                                                         -----------         -----------
Operating activities:
Net loss                                                                 $(2,557,000)        $(5,944,000)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Depreciation                                                            241,000             285,000
     Amortization of intangible assets                                       909,000             864,000
     Amortization included in interest expense                               263,000             555,000
     Warrants to be issued under Senior Subordinated Note
     agreement                                                               598,000           1,642,000
     Extraordinary item                                                    1,211,000                   -
     Write-off of proprietary software, net                                        -             656,000
     Issuance of common stock and stock options                               16,000             249,000
     Interest converted to long-term debt                                    360,000             741,000
     Gain on sale of Toxguard Fluid Technologies, Inc.                             -             (28,000)
     (Gain) loss on sale of equipment                                         (3,000)            260,000
     Net changes in operating assets and liabilities                        (279,000)            526,000
                                                                         -----------         -----------
Net cash provided by (used in) operating activities                          759,000            (194,000)
                                                                         -----------         -----------

Investing activities:
     Purchases of furniture and equipment                                   (176,000)           (286,000)
     Proceeds from sale of equipment                                           3,000             101,000
     Acquisition of Advanced Tank
      Certification, Inc., net of cash acquired                                    -          (2,311,000)
     Sale of Toxguard Fluid Technologies, Inc.,
      net of cash sold                                                             -             123,000
                                                                         -----------         -----------
Net cash used in investing activities                                       (173,000)         (2,373,000)
                                                                         -----------         -----------

Financing activities:
     Proceeds from issuance of long-term debt, net                           709,000           3,683,000
     Principal payments on long-term debt                                 (1,250,000)         (1,549,000)
                                                                         -----------         -----------
Net cash (used in) provided by financing activities                         (541,000)          2,134,000
                                                                         -----------         -----------

Increase (decrease) in cash and cash equivalents                              45,000            (433,000)
Cash and cash equivalents, beginning of year                                 366,000             799,000
                                                                         -----------         -----------
Cash and cash equivalents, end of year                                   $   411,000         $   366,000
                                                                         ===========         ===========

See accompanying notes.

                           USTMAN Technologies, Inc.

                   Notes to Consolidated Financial Statements

                       Years Ended June 30, 1999 and 1998

1. ORGANIZATION AND MANAGEMENT'S PLANS

ORGANIZATION

USTMAN Technologies, Inc. and subsidiaries (the "Company"), formerly Watson General Corporation ("Watson General"), provides environmental services to owners and operators of underground storage tanks in the United States and abroad. These services include statistical inventory reconciliation and other monitoring methods accepted by various regulatory authorities.

The Company's consolidated operations for the years ended June 30, 1999 and 1998 were concentrated in a single business segment--the environmental services industry. There were no customers that generated greater than 10% of net sales for the years ended June 30, 1999 and 1998, and sales to customers outside the United States were immaterial during 1999 and 1998.

Prior to July 1, 1997, the Company provided a variety of environmental services through its subsidiaries, USTMAN Industries, Inc. ("USTMAN Industries"), Watson Systems, Inc. ("Watson Systems"), Toxguard Fluid Technologies, Inc. ("TFT"), EnvirAlert, Inc. ("EnvirAlert") and Toxguard Systems, Inc. ("Toxguard Systems"). During 1998, the Company consolidated the operations of USTMAN Industries, Envir-Alert, and Watson Systems, sold TFT (Note 4), and acquired 100% of the common stock of Advanced Tank Certification, Inc. ("ATC") (Note 3). On August 27, 1997, Toxguard Systems voluntarily filed under Chapter 7 of the United States Bankruptcy Code (Note 5).

The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard systems. The remaining subsidiaries are wholly owned by the Company. All significant intercompany transactions have been eliminated in consolidation.

MANAGEMENT'S PLANS

The Company has incurred net losses for the years ended June 30, 1999 and 1998, and at June 30, 1999, has a working capital deficiency of $606,000. During the year ended June 30, 1999, the Company implemented several plans to address its financial condition and to increase profitability. This included cost reduction efforts and the conversion of the Senior Subordinated Notes to equity (Note 6). The Company's plans also include consideration of raising additional capital through the sale of additional stock or through the issuance of debt. Management believes the Company will generate sufficient cash flows to enable it to fund operations and satisfy all capital requirements during the year ending June 30, 2000.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Issues requiring significant assumptions include estimates of future cash flows used in the evaluation of the recoverability of intangible and long-lived assets, and estimates made in establishing the allowance for doubtful accounts and obsolete inventory.

INVENTORY

Inventory consists of tank gauge equipment and is stated at the lower of cost or market. Cost is determined using the weighted average method.

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and are depreciated under the straight-line method over their estimated useful lives of five years.

LONG LIVED ASSETS AND ASSET IMPAIRMENT

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets include furniture and equipment, identifiable intangible assets and goodwill. At each balance sheet date, the Company evaluates goodwill and other intangible assets when the Company evaluates other long-term assets for recoverability. The Company recognizes impairment losses on intangible assets when undiscounted cash flows estimated to be generated from the intangible assets are less than the amount of unamortized assets. In such circumstances, the intangible asset is written down to the benefit the Company expects to receive from the intangible asset.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following:

                                                                                   June 30
                                                                           1999                1998
                                                                        ------------        ------------
      Goodwill                                                          $  5,946,000        $  5,946,000
      Acquired technology                                                  3,300,000           3,300,000
      Debt issuance costs                                                    115,000           1,803,000
      Deferred stock offering costs                                           50,000                  --
      Copyrights and other costs                                               1,000               1,000
                                                                        ------------        ------------
                                                                           9,412,000          11,050,000
      Less accumulated amortization                                       (1,922,000)         (1,351,000)
                                                                        ------------        ------------
                                                                        $  7,490,000        $  9,699,000
                                                                        ============        ============


Goodwill of $2,782,000 related to the USTMAN Industries and Watson Systems acquisitions is amortized over 15 years, and goodwill of $3,058,000 relating to the ATC acquisition is amortized over 10 years. Other goodwill of $106,000 is amortized over 20 years. Acquired technology is amortized over eight years, and copyrights and other costs are amortized on a straight-line basis over five years. During the year ended June 30, 1998, the Company discontinued the use of certain proprietary software due to the development of a more advantageous product and wrote off the remaining unamortized balance of $656,000.

Through December 1, 1998, debt issuance costs included costs of $1,722,000, recorded in connection with a May 22, 1997 private placement of Senior Subordinated Notes and common stock (Note 6). These costs were being amortized over the term of the Senior Subordinated Notes using the straight-line method, which approximated the interest method. Effective December 1, 1998, the Senior Subordinated Notes were converted to Preferred stock (Note 6) and the unamortized balance of debt issuance costs of $1,211,000 was written off, and is presented as an extraordinary loss on debt extinguishment. Amortization expense amounted to $1,172,000 and $1,419,000 for the years ended June 30, 1999 and 1998, respectively.

Costs incurred in connection with the stock rights offering (Note 7) have been deferred and will be offset against the proceeds of the offering, if the offering is successful, or charged to expense if the offering is unsuccessful.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes certain costs to develop software to be licensed or otherwise marketed to customers. Capitalization of software development begins upon the establishment of technical feasibility of the product and ceases when the product is available for general release to customers. Technological feasibility is established at the completion of detailed program design and testing. Because the Company's current products have a short period of time between technological feasibility and when the product is available for general release, amounts capitalized and amortized for computer software are not material for the years ended June 30, 1999 and 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximated their carrying amounts due to the relatively short maturity of these items. The fair values of the Company's long-term debt with a third party approximated its carrying amount at June 30, 1999, based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Company's debt to certain investors (Note 6) is not practicable to estimate, due to the related party nature of the underlying transaction.

REVENUE RECOGNITION

The Company primarily generates revenue through the testing of underground storage tanks and related software (storage tank monitoring software) services. Sales are recognized when services are performed. Prepaid contracts are recorded as deferred revenue and recognized ratably over the related service period. Revenues from up-front fees for software are recognized when the software is provided to the customer. Revenues from license agreements are recognized ratably over the term of the agreement as service is provided.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expenses were approximately $72,000 and $38,000 for the years ended June 30, 1999 and 1998, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred and include trade shows, direct mailings, and trade publications. Advertising expenses were $156,000 and $300,000 for the years ended June 30, 1999 and 1998, respectively.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the options' exercise price. Compensation cost for performance shares issued to nonemployees is recorded over the vesting period from the date the underlying stock options are exercised, based on the fair market value of the Company's stock on the option exercise date.

EARNINGS (LOSS) PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share ("EPS"), with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed using the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. Net loss per share amounts for both years have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Per share information is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for computing loss per share were 19,877,731 and 19,117,186 for the years ended June 30, 1999 and 1998, respectively. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share.

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

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

The Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Changes in operating assets and liabilities as shown in the consolidated statements of cash flows, net of acquired assets and liabilities, are as follows:


                                                                               Year ended June 30
                                                                            1999                1998
                                                                          ---------           ---------
      Accounts receivable, net                                            $(253,000)          $ (93,000)
      Inventory                                                              44,000              76,000
      Prepaid expenses and other current assets                             (97,000)            169,000
      Accounts payable                                                       58,000              93,000
      Accrued expenses                                                     (119,000)            298,000
      Deferred revenue                                                       88,000             (17,000)
                                                                          ---------           ---------
                                                                          $(279,000)          $ 526,000
                                                                          =========           =========

The Company paid no federal or state income taxes for the years ended June 30, 1999 and 1998. The Company paid interest of $508,000 and $248,000 for the years ended June 30, 1999 and 1998, respectively.

In connection with the acquisition of ATC in December 1997, (Note 3), the Company funded the acquisition as follows:



         Fair value of assets acquired                                              $ 3,539,000
         Less:
             Cash acquired                                                             (112,000)
             Common stock issued                                                     (1,116,000)
                                                                                    -----------
             Cash paid                                                              $ 2,311,000
                                                                                    ===========

                            USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (Continued)

                       Years Ended June 30, 1999 and 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS (CONTINUED)

Noncash investing and financing activities during the year ended June 30, 1999, consist of the conversion of senior subordinated notes and accrued interest, and the cancellation of warrants for shares of the Company's preferred stock, as follows:


        Long-term debt                                 $7,000,000
        Original issue discount                         (700,000)
        Accrued interest                                1,177,000
        Accrued interest payable as warrants            2,240,000
                                                       ----------
        Total                                          $9,717,000
                                                       ==========


During the year ended June 30, 1998, noncash investing and financing activities consisted of a reduction of an accrued estimated purchase price adjustment liability from $376,000 to $300,000, and a reduction in related goodwill of $76,000 in connection with the USTMAN acquisition.

BUSINESS RISK AND CONCENTRATION OF CREDIT RISK

The Company is subject to risk and uncertainties common to environmental services companies, including potential liability if the Company's leak detection software and systems fail to detect a leak. The Company attempts to limit potential liability and maintains insurance coverage. There can be no assurance however that insurance coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more significant claims. The successful assertion of one or more claims that are uninsured or underinsured, could materially affect the Company adversely.

The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of June 30, 1999, three customers accounted for approximately 20% of the net accounts receivable balance.

YEAR 2000 CONVERSION

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Management believes the total cost of compliance, and its effect on the Company's future results of operations will not be significant.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income. During the years ended June 30, 1999 and 1998, the Company did not have any components of comprehensive income to report.

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

3. ACQUISITION

On December 17, 1997, the Company acquired all of the outstanding capital stock of ATC, a Tennessee corporation, which provides services to owners and operators of underground storage tanks, including statistical inventory reconciliation, tightness testing and cathodic protection for an aggregate of approximately $3.4 million in cash and 775,194 shares of common stock. The total purchase price was determined using the average stock price of $1.44 calculated using the period ten days prior and subsequent to the acquisition. In connection with the acquisition, the Company secured a term loan of $3.75 million from BankBoston, N.A. (Note 6). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. ATC's purchase price in excess of the net assets acquired, approximately $3,058,000, was allocated to goodwill. ATC's results of operations have been included in the Company's consolidated results of operations since December 18, 1997.

During fiscal year 1998, USTMAN Industries, Watson Systems and Watson General were merged, resulting in the remaining entity, USTMAN Technologies, Inc. In connection with the merger and the ATC acquisition, the Company recorded a charge to general and administrative expenses of $736,000 for direct and other transition costs, consisting primarily of fees for relocating offices, severance of terminated employees, exit costs, attorney fees, and accounting fees.

4. SALE OF TOXGUARD FLUID TECHNOLOGIES, INC.

On January 20, 1998, the Company sold all of the outstanding capital stock of TFT for $92,000 in cash. At the date of sale, the Company's investment in TFT was valued at a negative $336,000. Additionally, the Company wrote off approximately $400,000 in advances to TFT. The sale resulted in a net gain of approximately $28,000.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


5. TOXGUARD SYSTEMS BANKRUPTCY

As a result of Toxguard Systems filing under Chapter 7 of the Bankruptcy Code in August 1997, the Company wrote off its net investment in Toxguard Systems at June 30, 1997. Toxguard systems owed $356,000 to its creditors at the time of filing for bankruptcy. The bankruptcy proceedings for Toxguard systems have not yet been approved and settled by the U.S. Bankruptcy Court and accordingly, there is uncertainty as to the ultimate resolution of creditors' claims. In management's opinion, the amounts owed to Toxguard Systems' creditors will be discharged in bankruptcy, and the ultimate resolution of the bankruptcy proceedings will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.

6. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:


                                                         June 30
                                                  1999              1998
                                              ------------      ------------
BankBoston N.A. term loan [A]                 $  2,375,000      $  3,625,000

Senior Subordinated Notes, net of
    original issue discount of $783,000 [B]             --         7,034,000

Advance by Investors [C]                           750,000

                                              ------------      ------------
                                                 3,125,000        10,659,000
Less current portion                             1,375,000           875,000
                                              ------------      ------------
Long-term portion                             $  1,750,000      $  9,784,000
                                              ============      ============


[A] On December 17, 1997, the Company secured term and acquisition financing from BankBoston, N.A. ("BankBoston"). The Company obtained $3.75 million in the form of a term loan, originally bearing interest at the BankBoston Base Rate ("Base Rate") plus 2 1/2% and maturing in December 2000. In March 1999, the terms of the loan were amended, requiring a $750,000 principal payment by June 30, 1999, which was made, and increasing the interest rate from the Base Rate plus 3%, to the Base Rate plus 3.5% (10.75% at June 30, 1999), depending upon the level of earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved by the Company. The Company is required to make quarterly installments of $125,000, plus accrued interest, through March 2000 increasing to $250,000 through September 30, 2001 with the remaining principal due December 31, 2001. The agreement also requires the Company to pay additional interest totaling the greater of $150,000 or 10% of the average consolidated EBITDA during fiscal 1999, 2000 and 2001. This amount is being accrued over the term of the loan using the effective interest method. The debt is collateralized by the assets of the Company.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

         The Company used this financing to facilitate the ATC acquisition, to pay existing debt, and for working capital purposes. The agreement with BankBoston provides that additional financing of up to $2.25 million can be made available to the Company for approved future acquisitions. As of June 30, 1999, the Company had not used any of this additional acquisition financing.

         The BankBoston agreement contains financial and restrictive covenants. These covenants include minimum levels of EBITDA and consolidated net worth, maximum levels of capital expenditures and ratios of funded debt to EBITDA, EBITDA to interest charges, and operating cash flows to debt service. If the Company fails to meet the covenants, the unpaid principal and accrued interest will become immediately due. The Company failed to meet the net worth, funded debt to adjusted EBITDA, and operating cash flow to debt service covenants at June 30, 1999, and the covenant prohibiting the Company from incurring certain indebtedness, which included the $750,000 advanced to the Company by the Investors in June 1999. The Company also advised BankBoston it would be in default on these same covenants at September 30, 1999. The Company received a waiver from the bank for these covenant violations at June 30, 1999 and for the quarter ending September 30, 1999. Management believes the Company's plans for fiscal year 2000 will enable the Company to be in compliance with its loan covenants during fiscal year 2000. Accordingly, amounts payable under the term loan agreement are classified as long-term in the accompanying balance sheets with the exception of scheduled principal payments.

[B] On May 22, 1997, the Company completed the private placement of its Senior Subordinated Notes with an aggregate principal amount of $7,000,000 and 7,304,520 shares of its common stock with Sagaponack Partners, L.P. ("Sagaponack"), a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, the "Investors"), pursuant to a Securities Purchase Agreement dated May 22, 1997. At June 30, 1999 and 1998, the investors own approximately 37% of the Company's common stock, and two partners of the Investors serve as directors of the Company.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

         The Company incurred costs of $2,010,000 in connection with private placement. Costs of $1,722,000 and $288,000 were allocated to debt issue costs and common stock, respectively. This allocation was based on the ratio of original issue discount to debt. The Company and Sagaponack employed a third party to determine the fair value of the stock issued in connection with the private placement. The senior subordinated notes were due originally in 2002, subject to mandatory prepayment in certain circumstances. The notes were collateralized by the assets of the Company, including the stock of certain of its subsidiaries, and by the assets of the principal subsidiaries of the Company, including USTMAN Industries and Watson Systems. and were subject to mandatory prepayment in the event that the Company completed a public offering of newly-issued shares of common stock (a "Stock Offering"), or in the event that one or more persons (other than the Investors or their transferees) acquire at least 50% of the outstanding common stock or of the operating assets of the Company (a "Company Sale"). In addition, the Company would have applied toward reduction of principal at least 50% of any excess cash.

         Interest on the Senior Subordinated Notes was 10% per annum for the first year, payable quarterly, and was increased by one percent each year during the term of the Notes. At the option of the Company, accrued interest could be converted to debt under the same terms as the original principal. During the years ended June 30, 1999 and 1998, the Company converted accrued interest of $359,000 and $741,000 to long-term debt, respectively. In addition, if on the earlier of (i) the third anniversary of the date of the Securities Purchase Agreement or such other date thereafter designated by the Investors, (ii) the date of a stock offering or (iii) a sale of the Company (the "Adjustment Date"), the Company's cumulative adjusted earnings before taxes, depreciation and amortization ("EBTDA") failed to meet specific projections provided by the Company to the Investors, additional interest was payable in the form of warrants to the Investors. The additional interest was determined by comparing a ratio of fully diluted EBTDA per share to the projected fully diluted EBTDA. If the resulting actual percentage of EBTDA per share was less than 70% of the projected amount, an adjustment to interest expense was calculated and warrants were issued in an amount equal to the additional interest expense divided by the fair market value of the common stock on the Adjustment Date. The adjusted interest rate could not exceed 29.76%. Due to the lower than expected performance in fiscal 1999 and 1998, the Company did not meet the projected EBTDA per share and believed it would be unlikely to meet these projections in the future. Accordingly, the Company recorded interest expense on the Senior Subordinated Notes at a rate of 29.76% and reflected the additional 18.76% expense as warrants to be issued. This amount totaled $599,000 and $1,642,000 for the years ended June 30, 1999 and 1998, respectively.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

         The Company is also required to pay Sagaponack an annual management fee of $100,000.

         In December 1998, the Investors agreed to convert all of the Senior Subordinated Notes and accrued interest totaling $9,717,000 to Series A Preferred Stock (Note 7). Warrants previously issued to the Investors for additional interest expense were also cancelled upon exchange of the notes. As a result of the transaction, the Company recognized a $1,211,000 extraordinary loss from extinguishment of debt, which represented the write down of the deferred issue costs in connection with the transaction.

[C] On June 29, 1999, the Investors agreed to advance the Company $750,000. The advance is non-interest bearing, unsecured, and due on demand. The proceeds were used to pay down the BankBoston term loan in June 1999. The Investors have informed the Company that they intend to convert the $750,000 advance to equity upon certain conditions, but in any case, no later than November 26, 1999.

Principal payments on long-term debt are as follows:


                 Year ending June 30              Amount
                                                 ----------
                         2000                    $1,375,000
                         2001                     1,000,000
                         2002                       750,000
                                                 ----------
                                                 $3,125,000
                                                 ==========


7. INCOME TAXES

A reconciliation of taxes computed at the statutory federal income tax rate, applied to the loss before the extraordinary item, to income tax expense is as follows:


                                                                               Year ended June 30,
                                                                              1999             1998
                                                                           ---------       -----------
      Benefit from loss before provision for income taxes computed
         at statutory rate                                                 $ 457,000       $ 1,919,000
      Nondeductible expense                                                 (176,000)         (136,000)
      Losses without tax benefit                                            (281,000)       (1,783,000)
                                                                           ---------       -----------
                                                                           $      --       $        --
                                                                           =========       ===========

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


7. INCOME TAXES (CONTINUED)

At June 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13,000,000 which begin to expire in fiscal year 2007. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     1999          1998
                                                   ----------    ----------
      Deferred tax assets:
       Operating loss carryforwards                $4,900,000    $4,401,000
       Accrued expenses                                24,000        30,000
       Book depreciation over tax                      45,000        50,000
       Other                                          178,000       161,000
                                                   ----------    ----------
      Total deferred tax assets                     5,147,000     4,642,000

      Valuation allowance                          (4,249,000)   (3,518,000)
                                                   ----------    ----------
                                                      898,000     1,124,000

      Deferred tax liabilities:
       Amortization of purchased technology         (843,000)    (1,103,000)
       Other                                         (55,000)       (21,000)
                                                   ---------     ----------
      Net deferred tax assets                      $       -     $        -
                                                   =========     ==========

A valuation reserve of $3,865,000 and $3,518,000 has been established as of June 30, 1999 and 1998, respectively, due to uncertainty as to the realizability of the Company's net deferred tax assets and liabilities. The change in the valuation allowance for the years ended June 30, 1999 and 1998 is approximately $347,000 and $2,103,000, respectively.

                            USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (Continued)

                       Years Ended June 30, 1999 and 1998


8. SHAREHOLDERS' EQUITY

SERIES A PREFERRED STOCK

The Series A Preferred Stock ("Preferred Stock") has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 8% dividend (based on the Allocation Amount), if and when, declared by the Board of Directors. The effective dividend rate is 12.3% for the year ended June 30, 1999. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. As of June 30, 1999, the calculated allocation increase was $1,200,000. Therefore, the Allocation Amount at June 30, 1999 is $16,200,000. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

RIGHTS OFFERING

The Company is in the process of a stock rights offering. On July 7, 1999, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission to register 9,941,624 shares of common stock. Under this registration, the Company intends to offer 9,941,624 shares of common stock for sale at $0.25 per share to its current shareholders. Shareholders will be offered the right to purchase one new share of common stock for every two shares of common stock held.

In addition, shareholders that exercise their right can also subscribe for additional shares, which are not purchased by other shareholders. If shareholders subscribe for more shares than those offered, subscriptions for additional shares will be satisfied in proportion to the number of shares owned by each shareholder that has subscribed for additional shares.

WARRANTS

During 1997, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $1.50 per share through March 1998. In March 1998, these options were modified to extend the exercise period through March 16, 1999 and increase the exercise price to $1.75. As a result, the Company recognized expense of $222,000, representing the fair market value of these options at the time of the modification.

In connection with the 1997 private placement, the Company issued warrants to purchase 718,749 shares of the Company's common stock at $.01 per share. The warrants were exercisable immediately and expire on May 22, 2000.
In January 1998, all warrants were exercised.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


8. SHAREHOLDERS' EQUITY  (CONTINUED)

STOCK OPTIONS

Prior to July 1, 1997, the Company granted to certain key employees, options to purchase 1,651,518 shares of common stock at exercise prices ranging from $1.53 to $1.63 per share and expiring in April 2002. As of June 30, 1999 $1,625,518 options are outstanding.

In connection with the USTMAN Industries acquisition on May 22, 1997, the Company issued options to purchase 600,000 shares to a key employee at an exercise price of $1.00 per share, which was below the fair value of the stock on the date of grant. As a result, the Company is recognizing compensation expense over the vesting period of the options. The options become exercisable, subject to continued employment, over four years at a rate of 25% per year, beginning one year from the grant date. The options expire three years from the vesting date. As of June 30, 1999, none of these options had been exercised. The company recorded compensation expense of approximately $124,000 in both 1999 and 1998.

In connection with the ATC acquisition, in December 1997, the Company issued options to purchase 90,000 shares to key employees. The options become exercisable subject to continued employment, at a rate of 33% per year beginning on the grant date and expire at a rate of 33% each year beginning five years after the grant date. The exercise price is $1.47 per share. As of June 30, 1999, none of these options had been exercised and 60,000 of these options had been forfeited.

During 1998, the Company adopted a stock option plan authorizing the issuance of options for 2,000,000 shares of common stock to selected employees. Under the terms of the plan, the options may be either incentive or nonqualified. The exercise price per share, determined by a committee of the Board of Directors, may not be less than the fair market value on the grant date.

On January 30, 1998, the Company granted 195,000 options with an exercise price of $1.50. The options become exercisable, subject to continued employment, at the rate of 33% per year beginning on the grant date. The options have a term of ten years. As of June 30, 1999 none of these options had been exercised and 30,000 had been forfeited.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


8. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes stock option activity for the years ended June 30, 1999 and 1998:



                                                                                        Weighted Average
                                                                      Number of Shares   Exercise Price
                                                                      ----------------  -----------------
Outstanding on June 30, 1997                                               2,437,518           $1.64
   Granted                                                                   310,000            1.50
   Exercised                                                                       -               -
   Expired or forfeited                                                     (147,666)           2.54
                                                                         -----------     -----------
Outstanding on June 30, 1998                                               2,599,852            1.58
   Granted                                                                         -               -
   Exercised                                                                       -               -
   Expired or forfeited                                                     (179,334)           1.73
                                                                         -----------     -----------
Outstanding at June 30, 1999                                               2,420,518            1.57
                                                                         ===========     ===========
Exercisable                                                                2,055,518           $1.66
                                                                         ===========     ===========


Exercise prices for the majority of the options outstanding as of June 30, 1999 range from $.50 to $2.50. Approximately 2,000 options outstanding at June 30, 1999 have an exercise price of $4.50.

In calculating pro forma information regarding net income and earnings per share, as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield, 0%; expected stock price volatility, 75%; risk-free interest rate, 5.25%, expected life of options, 4.9 years.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


8. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended June 30, 1999 and 1998 is summarized below:


                                                                                Year ended June 30
                                                                           1999                    1998
                                                                          --------------------------------
      Net loss, as reported                                               $ (2,557,000)       $ (5,944,000)
      Net loss, pro forma                                                   (2,755,000)         (6,092,000)
      Net loss per share, as reported                                             (.19)               (.31)
      Net loss per share, pro forma                                       $       (.20)       $       (.32)


9. COMMITMENTS AND CONTINGENCIES

DEFERRED EMPLOYEE BENEFIT AGREEMENT

In July 1991, the Company entered into a deferred compensation agreement with the Company's former president. The benefits as defined under the agreement require the Company to pay $2,700 per month throughout the former president's lifetime, with a minimum ten-year guaranteed payment. Upon his death, benefits may continue to his beneficiaries as defined under the agreement. Monthly payments are to be adjusted annually based on the Department of Labor Consumer Price Index. As of the effective date of the agreement, the benefits are fully vested, but not funded.

LEASES

The Company leases its facilities and certain equipment under noncancelable operating leases with future minimum payments as follows:


             Year ending June 30
             -------------------
                  2000                     $111,000
                  2001                      116,000
                  2002                       59,000
                                           --------
                                           $286,000
                                           ========

Rent expense totaled $128,000 and $101,000 for the years ended June 30, 1999 and 1998, respectively.

                            USTMAN Technologies, Inc.

                       Years Ended June 30, 1999 and 1998


10. EMPLOYEE BENEFIT PLAN

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. Under the plan, all employees are eligible to participate after six months of service. Employees may defer up to 15% of their salary subject to limits set annually by the Internal Revenue Service and, at the Company's discretion, the Company can match contributions annually. No expense for matching contributions was recorded in 1999 or 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective August 18, 1999, the Company dismissed its prior independent auditors Ernst & Young LLP ("Ernst & Young") and retained as its new independent auditors, Gelfond Hochstadt Pangburn, P.C. Ernst & Young's report on USTMAN's financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion, and was not qualified as to audit scope or accounting principles. The decision to change accountants was unanimously approved by USTMAN's Board of Directors.

         During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between USTMAN and Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of disagreement in connection with its report on the financial statements of USTMAN for such period.

         No "reportable event", as that term is defined in Item 304 (a) (1) (iv) of Regulation S-B, occurred during the two most recent fiscal years and through August 18, 1999.

         USTMAN engaged Gelfond Hochstadt Pangburn, P.C. as its new independent accountants as of August 18, 1999. During the two most recent fiscal years and through August 18, 1999 USTMAN had not consulted with Gelfond Hochstadt Pangburn, P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on USTMAN's financial statements or (ii) any matter that was either the subject mater of a disagreement or a reportable event (as described in Item 304 (a) (1) of Regulation S-B).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

BARRY S. ROSENSTEIN, 40, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a co-founder and Managing Partner of Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. Prior thereto, Mr. Rosenstein founded and for four years headed Genesis Merchant Group Securities' Investment and Merchant Banking Group. Prior to his association with Genesis, Mr. Rosenstein formed and acted as managing partner of Reatta Partners, a transaction-specific investment partnership. Prior to Reatta, Mr. Rosenstein was a principal in charge of corporate takeovers with Plaza Securities Corporation. Mr. Rosenstein began his career as an investment banker primarily specializing in mergers and acquisitions with Merrill Lynch in New York. He received his M.B.A. from the University of Pennsylvania's Wharton School of Business and his B.S. from Lehigh University. Mr. Rosenstein is also a certified public accountant. Mr. Rosenstein also serves on the Board of Directors of Waterworks; Tuneup Masters, Inc.; TestAmerica, Inc.; and Marisa Christina, Inc.

MARC A. WEISMAN, 46, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a co-founder and Managing Partner of Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. From January 1996 to August 1996, Mr. Weisman served as Director in the Principal Transactions Group at CS First Boston where he ran the High Yield Real Estate Finance Division. From 1988 to 1996, Mr. Weisman was Chief Financial Officer and Executive Vice President of the Adco Group, a privately held real estate and financial services company. Mr. Weisman is currently a director of Product Resources, Inc.; Tuneup Masters, Inc.; TestAmerica, Inc.; and Superior Bank FSB.

DAN R. COOK, 49, has served as a Director and the President of the Company since May 1997. Mr. Cook was appointed President of USTMAN in May 1997. Mr. Cook served as Chief Operating Officer of USTMAN Industries from 1992 until it was merged into USTMAN in May 1997, and additionally served as its President from January 1994 until its merger into USTMAN. Mr. Cook is also a certified public accountant. Mr. Cook has an employment agreement with USTMAN that expires May 20, 2001. Mr. Cook's base salary is $130,000 per year.

James B. Grant, 49, Vice President, Corporate Development since December 1997. Prior to employment at USTMAN, Mr. Grant served as President of Advanced Tank Certification, Inc.

Donald Philips resigned as a director of USTMAN effective March 5, 1999 due to other commitments, and Ronald G. Crane resigned as director of USTMAN effective April 8, 1999 due to other commitments.

In January 1999, Erica Bengtson resigned from USTMAN, where she had served as Chief Operating Officer. In April 1999, her husband, David Booth, also resigned from USTMAN, where he has served as a Vice President.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation provided to the Company's executive officers. Fiscal year 1998 was Mr. Cook's first full year of employment with the Company. Mr. Grant did not become employed by the Company until December 1997.


                                                                               LONG TERM COMPENSATION
NAME AND PRINCIPAL                FISCAL    SALARY                                AWARDS          PAYOUT      ALL OTHER
POSITION                          YEAR               ANNUAL COMPENSATION  RESTRICTED   OPTIONS &   LTP      COMPENSATION
                                                       BONUS   OTHER        AWARDS       SARS     PAYOUT

Dan R. Cook                       1998     $130,000     0         0           0            0        0          None
President and CEO                 1999     $130,000     0         0           0            0        0          None

James B. Grant                    1998     $ 90,000     0         0           0            0        0      10,601 (Production Bonus)
Vice President, Corporate
  Development                     1999     $ 90,000     0         0           0            0        0      57,156 (Production Bonus)

OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 1999

During the fiscal year ended June 30, 1999, USTMAN granted no stock options or stock appreciation rights to its officers and directors, or to other employees.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE.

No officer exercised stock options during the fiscal year ended June 30, 1999, or subsequently. The following table sets forth information regarding the year-end value of options being held be the Chief Executive Officer and the other named officers such persons on June 30, 1999; No Stock Appreciation Rights have been granted, or are held by, any such person:


   (a)                  (b)                     (c)                   (d)                         (e)

   Name            States acquired on      Value realized       # of unexercised        Value of in-the-money
                       exercise                                 options at FY end          options at FY end
                                                                  (exercisable/              (exercisable/
                                                                  unexercisable)             unexercisable)

Dan R. Cook              0                        0              300,000 300,000                    0
James B. Grant           0                        0               20,000  20,000                    0

LONG TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

        USTMAN has no long term incentive compensation plans, defined benefit plans or actuarial plans. There are no plans to pay bonuses or deferred compensation to employees of the Company The Company has not adopted any medical, life of other insurance plan for its employees.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Not applicable since the company has not defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

STANDARD ARRANGEMENTS.

Two of USTMAN's directors, Messrs. Rosenstein and Weisman (who are also principals of the Company's principal shareholders, Sagaponack) are paid $25,000 cash compensation per quarter for their services as Directors each year. The Company paid Don Philips, a director until April 1999, and Ron Crane (a director until May 1999) was paid $1,667 plus reasonable expenses for his physical attendance at board meetings, and also was paid $5,000 annual for his service as a director.

In each case, Directors are reimbursed expenses they incurred on behalf of USTMAN on a fully accountable basis.

OTHER ARRANGEMENTS

        Except as described herein, no officer or director of the company has been or in being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of the company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

        USTMAN has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the company. USTMAN has no plan or arrangement with respect to any such persons which will result from a change in control or a change in the individual's responsibilities following a change in control.

        USTMAN has an employment contract with Dan R. Cook for a term expiring on May 20, 2001 at an annual base salary of $130,000. Mr. Cook serves as President and Chief Executive Officer. Under the agreement Mr. Cook can receive an annual cash bonus based on a percentage or earnings before income taxes, depreciation and amortization.

USTMAN has an employment contract with James B. Grant expiring on December 17, 2000 at an annual base salary of $90,000. Mr. Grant is also entitled to commissions based on monthly monitoring, tank gauge and software sales.

REPORT ON REPRICING OF OPTIONS/SARs.

        Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 24, 1999 by (i) each person who we know owns beneficially more than 5% of the common stock; (ii) each of our directors and our chief executive officer, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power over the shares shown as beneficially owned by them, subject to community property laws where applicable.


                                                                       Amount and Nature
                                                                         of Beneficial        Percent of Outstanding
Name                                                                      Ownership(A)                Shares
----                                                                   -----------------      ----------------------
Sagaponack Partners, L.P.
170 Columbus Ave., 5th Floor
San Francisco, CA 94133                                                    7,344,520                     36.9%

Dan R. Cook
12265 W. Bayaud Ave., #110
Lakewood, CO 80228                                                           300,000(1)                   1.5%

Ronald G. Crane
12265 W. Bayaud Ave., #110
Lakewood, CO 80228                                                         1,101,500(2)                   5.6%

Barry S. Rosenstein
909 Montgomery Street, Suite 102
San Francisco, CA 94133                                                    7,344,520(3)                  36.9%

Marc A. Weisman
645 Fifth Ave., 8th Floor
New York, NY 10022                                                         7,344,520(3)                  36.9%

All current executive officers and directors as a group
(5 persons)                                                                7,821,357(4)                  39.4%



(A) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding, while such shares are not deemed for purposes of computing the percentage of ownership of any other person. Unless otherwise indicated, the listed beneficial owner has sole voting and investment power with respect to all shares beneficially owned, subject to community property law where applicable.

(1) Includes options granted by USTMAN to purchase up to 150,000 shares of common stock which are exercisable within 60 days.

(2) Includes options granted by USTMAN to purchase up to 700,000 shares of common stock, which are exercisable within 60 days.

(3) Includes 7,344,520 shares of common stock owned by Sagaponack Partners, L.P. which are indirectly beneficially owned by Messrs. Rosenstein and Weisman as managing members of RSP Capital, L.L.C. which is a general partner of Sagaponack Partners, L.P. Does not include 2,625,432 warrants to purchase shares of common stock, which are exercisable at the times and prices, and to the extent, that other options and warrants of USTMAN are exercised after May 22, 1997 in order to maintain Sagaponack Partners. L.P.'s percentage ownership of the outstanding common stock of USTMAN.

(4) Includes options granted by USTMAN to purchase an aggregate of 170,000 shares of common stock which are exercisable within 60 days. In addition, see note (3) above.

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

         In December 1998, Sagaponack agreed to convert all of the Senior Subordinated Notes and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. Warrants previously issued to Sagaponack for additional interest expense were also canceled upon exchange of the notes. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend based on the Allocation Amount, if and when, declared by the Board of Directors. The effective dividend rate is 12.3% for the year ended June 30, 1999. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

         On June 29, 1999, the Investors agreed to advance the Company $750,000. The advance is non-interest bearing, unsecured, and due on demand. The proceeds were used to pay down the BankBoston term loan in June 1999. The investors have informed the Company that they intend to convert the $750,000 advance to equity upon certain conditions, but in any case, no later than November 26, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

          3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

          3.2 Certificate of Amendment of he Articles of Incorporation dated February 14, 1991(2).

          3.3 Certificate of Amendment of Articles of Incorporation dated February 3, 1998(3).

          3.4     Bylaws, as amended, of the Company(1).

          4.1 See Exhibits 3.1, 3.2 and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

         10.1     Watson General Corporation Retirement Plan(4).

         10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook(5).

         10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook(5).

         10.4 Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners; L.P.(6).

         10.5 Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P.(6).

         10.6 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(6).

         10.7 Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(6).

         10.8 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company(6).

         10.9 Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(6).

         10.10 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company(6).

        10.11 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7)

        10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

        10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

        10.14 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7).

        10.15 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7).

        10.16 Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7).

        10.17 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant(7).

        10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental System Corporation(7).

        10.19     Stock Option Agreement dated January 16, 1998(8).

        10.20 Amendment to Securities Purchase Agreement among the Company, Sagaponack Investors, L.P. and Sagaponack International Partners, L.P.(9).

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

         23.0     Consent of Independent Auditors

         27.0     Financial Data Schedule

--------------
  (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989.

  (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

  (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

  (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

  (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 ( File No. 000-16011).

  (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

  (7) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

  (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

  (9) Incorporated by reference to the Company's Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(B) DURING THE REGISTRANT'S QUARTER ENDED JUNE 30, 1999, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K: none.

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            USTMAN TECHNOLOGIES, INC.

                            By: /s/ Dan R. Cook
                               -------------------------------------------------
                               Dan R. Cook, President, Chief Executive
                               Officer and Director

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



SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ Barry S. Rosenstein
--------------------------------            Co-Chairman of Board of Directors,              September 24, 1999
(Barry S. Rosenstein)

/s/ Marc A. Weisman
--------------------------------            Co-Chairman of Board of Directors,              September 27, 1999
(Marc A. Weisman)

/s/ Dan R. Cook
--------------------------------            President, Chief Executive Officer,             September 27, 1999
(Dan R. Cook)                               Chief Financial officer, and
                                            Director
/s/ Heather Murphy
--------------------------------            Controller                                      September 27, 1999
(Heather Murphy)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
          3.1     Certificate of Amendment of Articles of Incorporation dated
                  February 14, 1991 is incorporated herein by reference to
                  Form 10-K for fiscal year 1991.

          3.2 Certificate of Amendment of he Articles of Incorporation dated February 14, 1991(2).

          3.3     Certificate of Amendment of Articles of Incorporation dated
                  February 3, 1998(3).

          3.4     Bylaws, as amended, of the Company(1).

          4.1 See Exhibits 3.1, 3.2 and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

         10.1     Watson General Corporation Retirement Plan(4).

         10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook(5).

         10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook(5).

         10.4 Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack
                  International Partners; L.P.(6).

         10.5     Warrant agreement dated May 22, 1997 between the Company and
                  Sagaponack Partners, L.P.(6).

         10.6 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International
                  Partners, L.P.(6).

         10.7     Security agreement dated May 22, 1997 between the Company and
                  Sagaponack Partners, L.P. and Sagaponack International
                  Partners, L.P.(6).

         10.8 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company(6).

         10.9     Company agreement dated May 22, 1997 between the Company and
                  Sagaponack Partners, L.P. and Sagaponack International
                  Partners, L.P.(6).

         10.10    Shareholder agreement dated May 22, 1997 between Sagaponack
                  Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company(6).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
        10.11     Term Loan and Acquisition Line Agreement dated December 16,
                  1997 between the Company and BankBoston, N.A.(7)

        10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

        10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

        10.14     Stock Pledge Agreement dated December 16, 1997 between the
                  Company and BankBoston, N.A.(7).

        10.15 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7).

        10.16     Intercreditor and Subordination Agreement dated December 16,
                  1997 between the Company and BankBoston, N.A.(7).

        10.17 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B.
                  Grant(7).

        10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental System Corporation(7).

        10.19     Stock Option Agreement dated January 16, 1998(8).

        10.20     Amendment to Securities Purchase Agreement among the Company,
                  Sagaponack Investors, L.P. and Sagaponack International
                  Partners, L.P.(9).

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

         27.0     Financial Data Schedule

--------------
  (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989.

  (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

  (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

  (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

  (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 ( File No. 000-16011).

  (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

  (7) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

  (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

  (9) Incorporated by reference to the Company's Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).