Form 10QSB
period 1999-09-30
USTMAN TECHNOLOGIES INC
filed 1999-11-09
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                         Commission file number 0-16011
                                                -------

                            USTMAN Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

                                   California
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   95-2873757
                      -----------------------------------
                      (I.R.S. Employer Identification No.)

                            12265 W. Bayaud Ave #110
                                  Lakewood, CO
                    ----------------------------------------
                    (Address of principal executive offices)

                                      80228
                                   ----------
                                   (Zip Code)

                                 (303) 986-8011
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. X Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,879,243 shares of Common Stock as of November 1, 1999.

Transitional Small Business Disclosure Format (check one):      Yes   X  No
                                                            ---      ---

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                 September 30,
                                                                                     1999         June 30,
                                                                                  (unaudited)       1999
                                                                                 -------------   ----------
 Assets:
   Current assets:
     Cash and equivalents                                                         $  612,000     $  411,000
     Accounts receivable, less allowance for doubtful accounts
     (September 30, 1999, $163,000; June 30, 1999, $167,000)                       1,010,000      1,079,000
     Inventory                                                                        63,000         68,000
     Prepaid expenses and other current assets                                       149,000        117,000
                                                                                  ----------     ----------
   Total current assets                                                            1,834,000      1,675,000

Furniture and equipment:
     Machinery and equipment                                                          85,000         81,000
     Computers and equipment                                                         968,000        940,000
     Furniture and fixtures                                                          102,000        102,000
     Leasehold improvements                                                            4,000          4,000
                                                                                  ----------     ----------
                                                                                   1,159,000      1,127,000
     Accumulated depreciation                                                        706,000        648,000
                                                                                  ----------     ----------
                                                                                     453,000        479,000
 Intangibles and other assets, less accumulated amortization
 (September 30,1999, $2,160,000; June 30, 1999, $1,922,000)                        7,270,000      7,490,000
                                                                                  ==========     ==========
                                                                                  $9,557,000     $9,644,000
                                                                                  ==========     ==========

                             See accompanying notes.

                                                                                 September 30,
                                                                                     1999            June 30,
                                                                                  (unaudited)          1999
                                                                                 -------------     ------------
Liabilities and Shareholders' Equity:
Current liabilities:
    Accounts payable                                                             $    224,000      $    385,000
    Accrued expenses:
            Salaries and wages                                                        102,000            50,000
            Other                                                                     292,000           253,000
    Deferred revenue                                                                  189,000           218,000
    Current portion of long-term debt                                               1,500,000         1,375,000
                                                                                 ------------      ------------
Total current liabilities                                                           2,307,000         2,281,000
Long-term debt, less current portion                                                1,500,000         1,750,000
Deferred employee benefits                                                            430,000           432,000
                                                                                 ------------      ------------
Total liabilities                                                                   4,237,000         4,463,000
                                                                                 ------------      ------------
Shareholders' equity:
      Preferred stock, no par value: Authorized shares- 1,000,000, issued and outstanding- 9,717 shares at September 30, 1999 and
        June 30, 1999. Liquidation preference before payment to holders
        of common stock of $16,500,000 at September 30, 1999                        9,717,000         9,717,000
      Common stock, no par value: Authorized shares-40,000,000,
        Issued and outstanding-19,879,243 at September 30, 1999 and
        June 30, 1999                                                              12,826,000        12,826,000
      Class A common stock , no par value; 15,000,000 shares
        authorized, none issued and outstanding                                            --                --
      Class B common stock , no par value; 15,000,000 shares
        authorized, none issued and outstanding                                            --                --
        Additional paid-in capital                                                  1,165,000         1,134,000
        Accumulated deficit                                                       (18,388,000)      (18,496,000)
                                                                                 ------------      ------------
Total shareholders' equity                                                          5,289,000         5,181,000
                                                                                 ============      ============
                                                                                 $  9,557,000      $  9,644,000
                                                                                 ============      ============


                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                 Three Months Ended September 30, 1999 and 1998

                                                            1999              1998
                                                         (unaudited)       (unaudited)
                                                         ------------      ------------
 Net sales                                               $  1,710,000      $  1,523,000
 Cost of sales                                                559,000           544,000
                                                         ------------      ------------
   Gross profit                                             1,151,000           979,000
 Selling, general and administrative expenses                 958,000           915,000

 Other income (expense):
    Interest expense                                          (86,000)         (807,000)
    Interest income                                             1,000                --
                                                         ------------      ------------
 Net income (loss)                                       $    108,000      $   (743,000)
                                                         ============      ============
 Basic and diluted net income (loss) per common share    $        .01      $      (0.04)
                                                         ============      ============
 Weighted average shares outstanding                       19,879,243        19,855,243
                                                         ============      ============

                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                   Three Months Ended September, 1999 and 1998

                                                                        1999            1998
                                                                     (unaudited)    (unaudited)
                                                                     -----------    -----------
 Operating activities:
  Net income (loss)                                                   $ 108,000      $(743,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                         58,000         60,000
    Amortization of intangible assets                                   228,000        220,000
    Amortization included in interest expense                            10,000        140,000
    Warrants to be issued under Senior Subordinated Note
      Agreement                                                              --        346,000
    Interest converted to long-term debt                                     --        212,000
    Loss on sale of equipment                                             1,000             --
    Net changes in operating assets and liabilities                     (46,000)       (79,000)
                                                                      ---------      ---------
Net cash provided by operating activities                               359,000        156,000
                                                                      ---------      ---------
Investing activities:
  Purchase of property and equipment                                    (33,000)       (43,000)
                                                                      ---------      ---------
Net cash used in investing activities:                                  (33,000)       (43,000)
                                                                      ---------      ---------
Financing activities:
  Principal payments on long-term debt                                 (125,000)      (125,000)
                                                                      ---------      ---------
Net cash used in financing activities:                                 (125,000)      (125,000)
                                                                      ---------      ---------
Increase (decrease) in cash                                             201,000        (12,000)
Cash and cash equivalents, beginning of period                          411,000        366,000
                                                                      =========      =========
Cash and cash equivalents, end of period                              $ 612,000      $ 354,000
                                                                      =========      =========


                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION

The consolidated financial statements of USTMAN Technologies, Inc. (the "Company") included in this Form 10-QSB have been prepared without audit (except that the balance sheet information as of June 30, 1999 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

In the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended September 30, 1999 and 1998 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

NOTES PAYABLE AND LONG-TERM DEBT

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

In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock"). Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. At September 30, 1999 the allocation amount was $16,500,000. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

On December 17, 1997, the Company obtained $3.75 million in financing from BankBoston and used the proceeds to, among other things, acquire all of the outstanding common stock of Advanced

Tank Certification, Inc. (ATC), pursuant to stock purchase agreements between the Company and all of the shareholders of ATC. The ATC acquisition was accounted for using the purchase method.

INVENTORY

Inventory consists of tank gauge equipment and is stated at the lower of cost of market. Cost is determined principally using the weighted average method.

EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share are the same because the exercise price on options outstanding exceeded the Company's average price during the quarter ended September 30, 1999.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales for the 1999 quarter were $1,710,000 compared with $1,523,000 in the prior year. Sales increased approximately 12% as a result of an increase in the number of customers and related tanks anlayzed. The average tank price charged for our services has decreased compared to prior year. Gross profit increased slightly as a result of increased sales while management maintained operating payroll and other costs at a level consistent with the prior year. Cost of sales increased only 3% compared to the comparable period of the prior year.

Selling, general and administrative expenses increased 5% in the first quarter compared to the first quarter of the prior year from $915,000 to $958,000. This increase is partially a result of more aggressive marketing and advertising during the current year.

In December 1998, Sagaponack agreed to convert all debt issued to it by USTMAN to Series A Preferred Stock. As a result of the conversion, interest that had been accruing at 29.76% per year was eliminated. Additionally, amortization of deferred debt costs and original issue discount, which were included in interest, were eliminated. Interest expense, including deferred debt cost and original issue discount amortization, decreased 89% as a result of the conversion.

Because of prior net operating loss carryforwards, the Company has no taxes due.

As a result of increases in sales and decreases in expenses, the Company is profitable during the first quarter of the year. The Company believes it can maintatin profitability based on current projections and management's continued focus on increasing productivity and maintaining current cost levels.

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

Internal hardware and software

Over the last three years, the Company has purchased computers, servers and other equipment, which are certified by the vendor as being Year 2000 compliant. Because of this, the telephone system, servers and the majority of the Company's workstations are Year 2000 compliant. The Company has gathered an inventory of current revisions needed on older workstations. Those computers which were not compliant will be thoroughly tested and have the needed revisions by December 31, 1999.

The Company's software consists primarily of three distinct areas: network operating system, commercial software and proprietary software. The network operating system has been certified by the vendor to be Year 2000 compliant subsequent to the completion of certain patches which the Company has applied. The commercial software the Company runs is very diverse. The Company has identified over thirty types of commercial software that are currently used both internally and externally. The Company has attempted to contact the manufacturers to determine if the software is Year 2000 compliant. For those software packages which will not be Year 2000 compliant, the Company will make a determination to either replace the software with a different vendor or continue to use the software in a "quarantined" environment. Software, which is used by a significant number of users, such as the e-mail software, has been replaced and or updated to Year 2000 compliant software. It is not anticipated that any new software other than that discussed below will be a material capital expenditure.

The Company has contracted for the replacement of its accounting and information computer software. One criterion in the selection of the new accounting software was a warranty that the software is Year 2000 compliant. It is estimated that the system will be installed and functional by November 30, 1999. The cost of this system is expected to be approximately $50,000 including software, hardware and implementation expense.

The Company runs internal software developed by the Company's software engineers. The Company does not believe that the software code will have to be rewritten or recompiled because most of the software is simply a front end to well known commercial software which has Year 2000 compliance built into the core software.

In order to ensure that all software and hardware will function properly in the Year 2000, the Company has constructed a separate testing facility. This facility is dedicated entirely to Year 2000 testing on live customer data. This facility has a server and other hardware to mirror the Company's. The Company plans to set the internal date at this facility to December 31, 1999 and run analysis for two months to verify that no Year 2000 issues occur as the clock approaches, reaches and passes the century mark. The equipment has been purchased for this facility and preliminary testing has begun. In addition, the Company is planning on having software engineers on site immediately after December 31, 1999 to avoid any unforeseen problems.

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

In addition to software, the Company has furnished computer equipment to run the above-mentioned software and tank gauges. The Company believes all computer equipment sold to current customers is Year 2000 compliant. The Company has made provisions with customers so that the Company will not be responsible for any Year 2000 issues due to customers moving the proprietary software from the machine provided by the Company to other equipment without the signed consent of the Company. The Company has obtained a written warranty from the manufacturer of its tank gauge that the tank gauge is Year 2000 compliant.

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

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1999 the Company's current liabilities exceeded its current assets by $436,000 compared to $606,000 at June 30, 1999. The Company has implemented several plans to address its financial condition and to increase profitability. This includes cost reduction efforts and the conversion of the Senior Subordinated Notes to equity. The Company has formulated plans and strategies to continue to address the Company's financial condition and increase profitability. This includes further cost reduction efforts, and consideration of raising additional capital through the sale of additional stock or through the issuance of debt. Management believes the Company will generate sufficient cash flows to enable it to fund operations and satisfy all capital requirements.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27       Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            USTMAN TECHNOLOGIES, INC.
                                                 (Registrant)

Date:  11/5/99                              By  /s/ Dan R. Cook
      -------------------                      -----------------------------
                                                Dan R. Cook
                                                President and CEO


Date:  11/5/99                              By  /s/ Heather Murphy
      -------------------                      -----------------------------
                                                Heather Murphy
                                                Controller

                                 EXHIBIT INDEX

EXHIBIT
  NO.                     DESCRIPTION
-------                   -----------

  27                    Financial Data Schedule