Form 10QSB
period 1999-12-31
USTMAN TECHNOLOGIES INC
filed 2000-02-14
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

COMMISSION FILE NUMBER:  0-16011
                         -------

                            USTMAN Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


California                                               95-2873757
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

12265 W. Bayaud Ave #110, Lakewood, CO                   80228
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (303) 986-8011
                                                         --------------

Former name, former address and former fiscal year, if changed since last report: NA

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  X Yes     No
                                          ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 11, 2000, were 22,298,598 shares, $0.00 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            USTMAN TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                     December 31,
                                                                                        1999         June 30,
                                                                                     (unaudited)       1999
                                                                                     -----------    -----------
Assets:
      Current assets:
           Cash and equivalents                                                      $   479,000    $   411,000
           Accounts receivable, less allowance for doubtful accounts (December 31,
           1999, $163,000; June 30, 1999, $167,000)                                    1,261,000      1,079,000
           Inventory                                                                      58,000         68,000
           Prepaid expenses and other current assets                                     105,000        117,000
                                                                                     -----------    -----------
      Total current assets                                                             1,903,000      1,675,000

      Furniture and equipment:
          Machinery and equipment                                                         91,000         81,000
          Computers and equipment                                                      1,077,000        940,000
          Furniture and fixtures                                                         114,000        102,000
          Leasehold improvements                                                           4,000          4,000
                                                                                     -----------    -----------
                                                                                       1,286,000      1,127,000

          Accumulated depreciation                                                      (763,000)      (648,000)
                                                                                     -----------    -----------
                                                                                         523,000        479,000

       Intangibles and other assets, less accumulated amortization (December
       31,1999, $2,160,000; June 30, 1999, $1,922,000)                                 6,964,000      7,490,000
                                                                                     -----------    -----------
                                                                                     $ 9,390,000    $ 9,644,000
                                                                                     ===========    ===========

                             See accompanying notes.

                                                                                        December 31,
                                                                                           1999           June 30,
                                                                                        (unaudited)         1999
                                                                                        ------------    ------------
 Liabilities and Shareholders' Equity:
 Current liabilities:
     Accounts payable                                                                   $    157,000    $    385,000
     Accrued expenses:
             Salaries and wages                                                               69,000          50,000
             Other                                                                           199,000         253,000
     Deferred revenue                                                                        302,000         218,000
     Current portion of long-term debt                                                       875,000       1,375,000
                                                                                        ------------    ------------
 Total current liabilities                                                                 1,602,000       2,281,000
 Long-term debt, less current portion                                                      1,250,000       1,750,000
 Deferred employee benefits                                                                  429,000         432,000
                                                                                        ------------    ------------

 Total liabilities                                                                         3,281,000       4,463,000
                                                                                        ------------    ------------

 Shareholders' equity:
       Preferred stock, no par value: Authorized shares- 1,000,000, issued and outstanding- 9,717 shares at December 31, 1999 and June 30, 1999
       Liquidation preference before payment to holders of common stock of
       $16,800,000 at December 31, 1999                                                    9,717,000       9,717,000
       Common stock, no par value:  Authorized shares-40,000,000, issued and
       outstanding-22,298,598 at December 31, 1999 and 19,879,243 at June 30, 1999        13,576,000      12,826,000
       Class A common stock, no par value; 15,000,000 shares authorized, none
       issued and outstanding                                                                     --              --
       Class B common stock, no par value; 15,000,000 shares authorized, none issued
       and outstanding                                                                            --              --
       Additional paid-in capital                                                          1,196,000       1,134,000
       Accumulated deficit                                                               (18,380,000)    (18,496,000)
                                                                                        ------------    ------------
 Total shareholders' equity                                                                6,109,000       5,181,000
                                                                                        ------------    ------------
                                                                                        $  9,390,000    $  9,644,000
                                                                                        ============    ============


                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                  Three Months Ended December 31, 1999 and 1998

                                                          1999           1998
                                                      (unaudited)     (unaudited)
                                                      ------------    ------------
 Net sales                                            $  1,745,000    $  1,651,000
 Cost of sales                                             549,000         613,000
                                                      ------------    ------------
        Gross profit                                     1,196,000       1,038,000
 Selling, general and administrative expenses              964,000         959,000
 Write off of deferred rights offering costs               138,000              --

 Other income (expense):
    Interest expense                                       (88,000)       (607,000)
    Interest income                                          2,000              --
                                                      ------------    ------------

 Income (loss) before extraordinary item                     8,000        (528,000)

 Extraordinary item, loss on extinguishment of debt             --      (1,211,000)
                                                      ------------    ------------
 Net income (loss)                                    $      8,000    $ (1,739,000)
                                                      ============    ============

Basic and diluted income (loss) per common share:
         Income (loss) before extraordinary item      $       0.00    $       (.03)
         Extraordinary item                                     --            (.06)
                                                      ------------    ------------
         Net income (loss)                            $       0.00    $       (.09)
                                                      ============    ============
Weighted average shares outstanding                     20,221,108      19,879,243
                                                      ============    ============



                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                   Six Months Ended December 31, 1999 and 1998

                                                          1999            1998
                                                      (unaudited)     (unaudited)
                                                      ------------    ------------
 Net sales                                            $  3,455,000    $  3,174,000
 Cost of sales                                           1,108,000       1,157,000
                                                      ------------    ------------
        Gross profit                                     2,347,000       2,017,000
 Selling, general and administrative expenses            1,922,000       1,874,000
 Write off of deferred rights offering costs               138,000              --

 Other income (expense):
    Interest expense                                      (175,000)     (1,414,000)
    Interest income                                          4,000              --
                                                      ------------    ------------

 Income (loss) before extraordinary item                   116,000      (1,271,000)

 Extraordinary item, loss on extinguishment of debt             --      (1,211,000)
                                                      ------------    ------------
 Net income (loss)                                    $    116,000    $ (2,482,000)
                                                      ============    ============

Basic and diluted income (loss) per common share:
         Income (loss) before extraordinary item      $        .01    $       (.06)
         Extraordinary item                                     --            (.06)
                                                      ------------    ------------
         Net income (loss)                            $        .01    $       (.12)
                                                      ============    ============
Weighted average shares outstanding                     20,050,176      19,879,243
                                                      ============    ============



                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998

                                                                    1999           1998
                                                                 (unaudited)    (unaudited)
                                                                 -----------    -----------
 Operating activities:
        Net income (loss)                                        $   116,000    $(2,482,000)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
         Depreciation                                                115,000        124,000
         Amortization of intangible assets                           455,000        510,000
         Amortization included in interest expense                    21,000        244,000
         Warrants to be issued under Senior Subordinated Note
           Agreement                                                      --        598,000
         Write off deferred costs                                    138,000      1,211,000
         Interest converted to long-term debt                             --        360,000
         Issuance of common stock to settle lawsuit                       --         16,000
         Loss on sale of equipment                                     2,000             --
         Net changes in operating assets and liabilities            (368,000)      (439,000)
                                                                 -----------    -----------
 Net cash provided by operating activities                           479,000        142,000
                                                                 -----------    -----------

Investing activities:
        Purchase of property and equipment                          (161,000)       (85,000)
                                                                 -----------    -----------
 Net cash used in investing activities:                             (161,000)       (85,000)
                                                                 -----------    -----------

 Financing activities:
        Increase in deferred debt issuance cost                           --        (24,000)
        Principal payments on long-term debt                        (250,000)      (375,000)
                                                                 -----------    -----------
 Net cash used in financing activities:                             (250,000)      (399,000)
                                                                 -----------    -----------

 Increase (decrease) in cash                                          68,000       (342,000)
 Cash and cash equivalents, beginning of period                      411,000        366,000
                                                                 -----------    -----------
 Cash and cash equivalents, end of period                        $   479,000    $    24,000
                                                                 ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Effective in December 1999, $750,000 of debt was converted into 2,419,355 shares of the Company's common stock.

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

    In the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six month periods ended December 31, 1999 and 1998 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

    In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock"). Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend, if and when, declared by the Board of Directors. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. At December 31, 1999 the allocation amount was $16,800,000. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

    EARNINGS (LOSS) PER SHARE

    Basic and diluted net earnings (loss) per share are the same because the exercise price on options outstanding exceeded the Company's average price during the three and six months ended December 31, 1999.

    DEBT CONVERSION

    Effective in December 1999, Sagaponack converted $750,000 of unsecured debt to 2,419,355 shares of common stock at $0.31 per share.

    EQUITY

    During the three and six months ended December 31, 1999, the Company incurred $31,000 and $62,000, respectively, of stock-based compensation expense.

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

    Sales for the 1999 quarter were $1,745,000 compared with $1,651,000 in the prior year. Sales increased approximately 6% as a result of an increase in the number of customers and related tanks analyzed. Gross profit increased as a result of increased sales and lower operating costs. Cost of sales decreased 10% compared to the comparable period of the prior year. Management believes the cost of sales will increase slightly in the upcoming months as a result of adding personnel in order to maintain high levels of customer service.

    Selling, general and administrative expenses increased 3% in the second quarter compared to the second quarter of the prior year from $959,000 to $989,000. This increase is partially a result of more aggressive marketing and advertising during the current year which we expect may lead to increased sales and revenues in future quarters.

    In December 1999, USTMAN determined to withdraw its registration statement filed in April 1999 with the Securities and Exchange Commission. The registration statement was intended to permit shareholders to acquire additional shares of common stock at an anticipated subscription price of $0.25 per share. As a result of the withdrawal, $138,000 of costs related to the rights offering were written off. Had the rights offering been completed, these costs would have been netted against the proceeds of the offering.

    In December 1999, Sagaponack exchanged $750,000 of its unsecured debt for 2,419,335 shares of common stock at $0.31 per share. This non-cash transaction resulted in reduced current indebtedness and increased shareholders' equity.

    In December 1998, Sagaponack agreed to convert all debt issued to it by USTMAN to Series A Preferred Stock. As a result of the conversion, interest that had been accruing at 29.76% per year was eliminated. Additionally, amortization of deferred debt costs and original issue discount, which were included in interest, were eliminated. Interest expense, including deferred debt cost and original issue discount amortization, decreased 86% as a result of the conversion. This conversion also resulted in a $1,211,000 write off of deferred debt costs.

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

    USTMAN reported net income of $116,000 for the six month period ended December 31, 1999 compared to a net loss of $2,482,000 for the six month period ended December 31, 1998. The improvement in income is due to increases in sales, decreases in both operating and general and administrative expenses and decreases in interest expense. Additionally, during the prior year USTMAN experienced an extraordinary loss related to the extinguishment of debt.

    Sales for the period ending December 31, 1999 were $3,455,000 compared with $3,174,000 in the prior year. Sales increased approximately 9% as a result of an increase in the number of customers and related tanks analyzed. Gross profit increased as a result of increased sales and lower operating costs. Cost of sales decreased 4% compared to the comparable period of the prior year.

    Selling, general and administrative expenses increased 4% compared to the prior year from $1,874,000 to $1,947,000. This increase is partially a result of more aggressive marketing and advertising during the current year which we expect may lead to increased sales and revenues in future quarters.

    See the three month results for a discussion of the rights offering costs write off and debt conversion.

    Because of prior net operating loss carryforwards, the Company has no taxes due.

    YEAR 2000 ASSESSMENT

             The Company assessed Year 2000 compliance matters and determined that it had potential for exposure regarding Year 2000 compliance in three areas of its internal and external business activities. These areas included
    (1) its own internal hardware and software systems which are utilized to process and provide the Company's operations and accounting information, (2) the hardware and software systems it has provided to its clients for automation of the SIR process and (3) clients' hardware and software systems which are utilized to provide data to the Company. The following discusses management's assessment of those risks and the steps it is taking to minimize them.

    Internal hardware and software

             Over the last three years, the Company had purchased computers, servers and other equipment, which are certified by the vendor as being Year 2000 compliant. Because of this, the telephone system, servers and the majority of the Company's workstations were Year 2000 compliant. Those computers which were not compliant were replaced before December 31, 1999.

             The Company's software consists primarily of three distinct areas: network operating system, commercial software and proprietary software. The network operating system had been certified by the vendor to be Year 2000 compliant subsequent to the completion of certain patches which the Company applied. The commercial software the Company runs is very diverse. The

    Company identified over thirty types of commercial software that were used both internally and externally. The Company did not experience any significant problems as a result of any of this software. The Company replaced its accounting and information computer software. The system was installed and functional before December 31, 1999. The cost of this system was approximately $80,000.

    In order to ensure that all software and hardware functioned properly in the Year 2000, the Company constructed a separate testing facility. This facility was dedicated entirely to Year 2000 testing on live customer data. The Company set the internal date at this facility to December 31, 1999 and ran analysis for two months to verify that no Year 2000 issues occur as the clock approaches, reached and passed the century mark. The testing resulted in no significant modifications to the system. In addition, the Company had software engineers on site immediately after December 31, 1999. No significant unforeseen problems occurred.

    FINANCIAL CONDITION AND LIQUIDITY

    At December 31, 1999 the Company's current assets exceeded its current liabilities by $276,000 compared to current liabilities exceeding current assets by $606,000 at June 30, 1999. The Company implemented several plans to address its financial condition and to increase profitability. This included cost reduction efforts and the conversion of the Senior Subordinated Notes to equity. The Company formulated plans and strategies to continue to address the Company's financial condition and increase profitability. This included further cost reduction efforts, raising additional capital through the sale of additional stock to Sagaponack, and attempting to increase average prices by applying higher rates to new customers and increasing rates for existing customers.. Management believes the Company will generate sufficient cash flows to enable it to fund operations and satisfy all capital requirements.

    PART II -- OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27      Financial Data Schedule

    (b) Reports on Form 8-k:
        On December 17, 1999 the Company filed a report on Form 8-k, reporting that the Company determined to withdraw its registration statement filed in April 1999 with the Securities and Exchange Commission.



                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            USTMAN TECHNOLOGIES, INC.
                                                  (Registrant)

    Date:  2/14/00                          By /s/ Dan R. Cook
         -----------                          ----------------------------------
                                               Dan R. Cook
                                               President and CEO



    Date:  2/14/00                          By /s/ Heather Murphy
         -----------                          ----------------------------------
                                              Heather Murphy
                                              Controller

                                  EXHIBIT INDEX



    Exhibit No.                    Description
    -----------                    -----------

        27                   Financial Data Schedule