Form 10QSB
period 2000-03-31
USTMAN TECHNOLOGIES INC
filed 2000-05-15
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

COMMISSION FILE NUMBER:  0-16011
                         -------

                            USTMAN Technologies, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


California                                                   95-2873757
----------                                                   ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


12265 W. Bayaud Ave #300, Lakewood, CO                       80228
--------------------------------------                       -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:          (303) 986-8011
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2000, were 22,298,598 shares, no par value.

                         Independent Accountants' Report



The Board of Directors and Shareholders
USTMAN Technologies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of USTMAN Technologies, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month period then ended, and the condensed consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated September 20, 1999, except for paragraph [c] of Note 6, as to which the date is September 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 15, 2000

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            USTMAN TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets


                                                                                        March 31,
                                                                                          2000         June 30,
                                                                                       (unaudited)       1999
                                                                                       -----------    -----------
Assets:
       Current assets:
           Cash and cash equivalents                                                   $   524,000    $   411,000
           Accounts receivable, less allowance for doubtful accounts (March 31,
          2000, $163,000; June 30, 1999, $167,000)                                       1,341,000      1,079,000
           Inventory                                                                        46,000         68,000
           Prepaid expenses and other current assets                                       106,000        117,000
                                                                                       -----------    -----------
       Total current assets                                                              2,017,000      1,675,000
                                                                                       -----------    -----------

      Furniture and equipment:
          Machinery and equipment                                                           97,000         81,000
          Computers and equipment                                                        1,133,000        940,000
          Furniture and fixtures                                                           115,000        102,000
          Leasehold improvements                                                             4,000          4,000
                                                                                       -----------    -----------
                                                                                         1,349,000      1,127,000
          Accumulated depreciation                                                        (811,000)      (648,000)
                                                                                       -----------    -----------
                                                                                           538,000        479,000

      Intangibles and other assets, less accumulated amortization (March
      31, 2000, $2,645,000; June 30, 1999, $1,922,000)                                   6,777,000      7,490,000
                                                                                       -----------    -----------
                                                                                       $ 9,332,000    $ 9,644,000
                                                                                       ===========    ===========







                             See accompanying notes.


                                                                        March 31,
                                                                          2000           June 30,
                                                                       (unaudited)         1999
                                                                       ------------    ------------

Liabilities and Shareholders' Equity:
Current liabilities:
    Accounts payable                                                   $    134,000    $    385,000
    Accrued expenses:
            Salaries and wages                                               29,000          50,000
            Other                                                           308,000         253,000
    Deferred revenue                                                        173,000         218,000
    Current portion of long-term debt                                     1,000,000       1,375,000
                                                                       ------------    ------------
Total current liabilities                                                 1,644,000       2,281,000
Long-term debt, less current portion                                      1,000,000       1,750,000
Deferred employee benefits                                                  428,000         432,000
                                                                       ------------    ------------

Total liabilities                                                         3,072,000       4,463,000
                                                                       ------------    ------------

Shareholders' equity:
      Preferred stock, no par value: Authorized shares-1,000,000, issued and outstanding-9,717 shares at March 31, 2000 and June
      30, 1999. Liquidation preference before payment to holders of
      common stock of $17,230,285 at March 31, 2000                       9,717,000       9,717,000
      Common stock, no par value:  Authorized shares-40,000,000, issued and outstanding-22,298,598 at March 31, 2000 and
      19,879,243 at June 30, 1999
                                                                         13,576,000      12,826,000
      Class A common stock, no par value; 15,000,000 shares
      authorized, none issued and outstanding                                    --              --
      Class B common stock, no par value; 15,000,000 shares
      authorized, none issued and outstanding                                    --              --
       Additional paid-in capital                                         1,227,000       1,134,000
       Accumulated deficit                                              (18,260,000)    (18,496,000)
                                                                       ------------    ------------
Total shareholders' equity                                                6,260,000       5,181,000
                                                                       ------------    ------------
                                                                       $  9,332,000    $  9,644,000
                                                                       ============    ============






                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.


                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999


                                                           2000               1999
                                                        (unaudited)        (unaudited)
                                                       --------------    --------------

 Net sales                                             $    1,706,000    $    1,637,000
 Cost of sales                                                572,000           565,000
                                                       --------------    --------------
        Gross profit                                        1,134,000         1,072,000
 Selling, general and administrative expenses                 922,000           976,000

 Other income (expense):
    Interest expense                                          (93,000)         (103,000)
    Interest income                                             2,000                --

                                                       --------------    --------------
 Net income (loss)                                     $      121,000    $       (7,000)
                                                       ==============    ==============

                                                       --------------    --------------
Basic and diluted income (loss) per common share       $         0.01    $         0.00
                                                       ==============    ==============
Weighted average shares outstanding                        22,298,598        19,879,243
                                                       ==============    ==============






                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.


                 Condensed Consolidated Statements of Operations
                    Nine Months Ended March 31, 2000 and 1999


                                                             2000             1999
                                                          (unaudited)      (unaudited)
                                                          ------------    ------------

 Net sales                                                $  5,161,000    $  4,811,000
 Cost of sales                                               1,681,000       1,722,000
                                                          ------------    ------------
        Gross profit                                         3,480,000       3,089,000
 Selling, general and administrative expenses                2,843,000       2,850,000
 Write off of deferred rights offering costs                   138,000              --

 Other income (expense):
    Interest expense                                          (268,000)     (1,518,000)
    Interest income                                              5,000           1,000
                                                          ------------    ------------

 Income (loss) before extraordinary item                       236,000      (1,278,000)

 Extraordinary item, loss on extinguishment of debt                 --      (1,211,000)
                                                          ------------    ------------
 Net income (loss)                                        $    236,000    $ (2,489,000)
                                                          ============    ============

Basic and diluted income (loss) per common share:
         Income (loss) before extraordinary item          $        .01    $       (.06)
         Extraordinary item                                         --            (.06)
                                                          ------------    ------------
         Net income (loss)                                $        .01    $       (.12)
                                                          ============    ============
Weighted average shares outstanding                         20,799,650      19,879,243
                                                          ============    ============






                             See accompanying notes.

                            USTMAN TECHNOLOGIES, INC.


                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999


                                                                        2000             1999
                                                                     (unaudited)      (unaudited)
                                                                    -------------    -------------

 Operating activities:
        Net income (loss)                                           $     236,000    $  (2,489,000)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
         Depreciation                                                     163,000          183,000
         Amortization of intangible assets                                775,000          758,000
         Amortization included in interest expense                         41,000          253,000
         Warrants to be issued under Senior Subordinated Note
               Agreement                                                       --          598,000
         Write off deferred costs                                         138,000        1,211,000
         Interest converted to long-term debt                                  --          360,000
         Issuance of common stock to settle lawsuit                            --           16,000
         Loss on sale of equipment                                          2,000               --
         Net changes in operating assets and liabilities                 (583,000)        (526,000)
                                                                    -------------    -------------
 Net cash provided by operating activities                                772,000          364,000
                                                                    -------------    -------------

Investing activities:
        Purchase of property and equipment                               (224,000)        (136,000)
                                                                    -------------    -------------
 Net cash used in investing activities:                                  (224,000)        (136,000)
                                                                    -------------    -------------

 Financing activities:
        Increase in deferred debt issuance cost                           (60,000)         (24,000)
        Principal payments on long-term debt                             (375,000)        (375,000)
                                                                    -------------    -------------
 Net cash used in financing activities:                                  (435,000)        (399,000)
                                                                    -------------    -------------

 Increase (decrease) in cash                                              113,000         (171,000)
 Cash and cash equivalents, beginning of period                           411,000          366,000
                                                                    -------------    -------------
 Cash and cash equivalents, end of period                           $     524,000    $     195,000
                                                                    =============    =============


Supplemental disclosure of non-cash investing and financing activities:

Effective in December 1999, $750,000 of debt was converted into 2,419,355 shares of the Company's common stock.

                            See accompanying notes.

                           USTMAN TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

    BASIS OF PRESENTATION

    The consolidated financial statements of USTMAN Technologies, Inc. (the "Company") included in this Form 10-QSB have been prepared without audit (except that the balance sheet information as of June 30, 1999 has been derived from the audited consolidated balance sheet as of that date in accordance with the rules and regulations of the Securities and Exchange Commission). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

    In the opinion of management, all adjustments (only consisting of normal and recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 2000 and 1999 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

    NOTES PAYABLE AND LONG-TERM DEBT

    On May 22, 1997, the Company, then doing business as Watson General Corporation (Watson) completed the private placement of $7 million 10% Senior Subordinated Notes Due 2002 and 7,304,520 shares of its common stock (the Private Placement) with Sagaponack Partners, L.P., and Sagaponack International Partners, L.P. (the "Investors"). In connection with the valuation of the common stock issued in the transaction, an original issue discount of $1,000,000 was recorded. The Investors appointed two members of the Company's board of directors, who were re-elected by the shareholders in February 2000 at the Company's annual meeting of shareholders.

    In December 1998, the Investors reached an agreement to convert all of the Private Placement and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock"). Warrants previously to be issued to the investors for additional interest expense were also canceled upon exchange of notes. The Preferred Stock has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend, if and when, declared by the Board of Directors. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. At March 31, 2000 the allocation amount was $17,230,285. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

    EARNINGS (LOSS) PER SHARE

    Basic and diluted net earnings (loss) per share are the same because the exercise price on options outstanding exceeded the Company's average price during the three and nine months ended March 31, 2000.

    DEBT CONVERSION

    Effective in December 1999, Sagaponack converted $750,000 of unsecured debt to 2,419,355 shares of common stock at $0.31 per share. The market price of the Company's common stock as quoted on the OTC Bulletin Board at the date of the transaction was $0.31 per share.

    EQUITY

    During the three and nine months ended March 31, 2000, the Company incurred $31,000 and $93,000, respectively, of stock-based compensation expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    This report contains certain statements which are "forward looking" statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning USTMAN's Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation,
    (i) continuation of historical patterns of demand for USTMAN's products and USTMAN's ability to meet demand, (ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. USTMAN does not intend to update these forward looking statements.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

    Sales for the quarter ended March 31, 2000 were $1,706,000 compared with $1,637,000 in the prior year. Sales increased approximately 4% as a result of an increase in the number of customers and related tanks analyzed. Cost of sales increased 1% compared to the comparable period of the prior year. This is a result of travel to customer locations and adding personnel in order to maintain high levels of customer service.

    Selling, general and administrative expenses decreased 6% in the third quarter compared to the third quarter of the prior year from $976,000 to $922,000. While the Company has been more aggressive with marketing and advertising during the current year decreases in sales commission have offset the increased advertising expenses.

    As a result of increased sales and reduced expenses and other factors described in the Management's Discussion and Analysis, the Company's income for the three month period was $121,000 as compared to a $7,000 loss for the same period of the previous fiscal year.

    RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

    USTMAN reported net income of $236,000 for the nine month period ended March 31, 2000 compared to a net loss of $2,489,000 for the nine month period ended March 31, 1999 (a net loss of $1,278,000 before the extraordinary loss on extinguishments of debt). The improvement in income is due to increases in sales, decreases in both operating and general and administrative expenses and decreases in interest expense.

    Sales for the nine month period ending March 31, 2000 were $5,161,000 compared with $4,811,000 in the prior year. Sales increased approximately 7% as a result of an increase in the number of customers and related tanks analyzed. Gross profit increased as a result of increased sales and lower operating costs. Cost of sales decreased 2% compared to the comparable period of the prior year.

    Selling, general and administrative expenses remained relatively consistent compared to the prior year changing from $2,850,000 to $2,843,000. While the Company has been more aggressive with marketing and advertising during the current year decreases in sales commission have offset the increased advertising expenses.

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

    In December 1999 the Company's principal shareholder, Sagaponack exchanged $750,000 of its unsecured debt for 2,419,335 shares of common stock at $0.31 per share at a time when the market price of the Company's common stock was $0.31 per share. This non-cash transaction resulted in reduced current indebtedness and increased shareholders' equity.

    In December 1998, Sagaponack agreed to convert all debt issued to it by USTMAN to Series A Preferred Stock. As a result of the conversion, interest that had been accruing at 29.76% per year was eliminated. Additionally, amortization of deferred debt costs and original issue discount, which were included in interest, were eliminated. Interest expense, including deferred debt cost and original issue discount amortization, decreased 82% as a result of the conversion. This conversion also resulted in a $1,211,000 write off of deferred debt costs.

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

    In order to ensure that all software and hardware functioned properly in the Year 2000, the Company constructed a separate testing facility. This facility was dedicated entirely to Year 2000 testing on live customer data. The Company set the internal date at this facility to December 31, 1999 and ran analysis for two months to verify that no Year 2000 issues occur as the clock approaches, reached and passed the century mark. The testing resulted in no significant modifications to the system. In addition, the Company had software engineers on site immediately after December 31, 1999. No significant unforeseen problems occurred. All systems have been functioning properly since December 31, 1999. Management believes all Year 2000 issues have been resolved with no significant interruptions to business.

    FINANCIAL CONDITION AND LIQUIDITY

    At March 31, 2000 the Company's current assets exceeded its current liabilities by $373,000 compared to current liabilities exceeding current assets (a working capital deficit) by $606,000 at fiscal year end June 30, 1999. Prior to the Company's last fiscal year end, the Company implemented several plans to address its financial condition and to increase profitability (including the conversion of the Senior Subordinated Notes to equity), and has continued to implement cost reduction efforts and the conversion of additional debt to equity.

    In addition, it should be noted that the Company's operations generated positive cash flow of $772,000 during the nine months ended March 31, 2000, more than twice the positive cash flow achieved during the same nine-month period of the previous fiscal year. Even after accounting for a negative cash flow of $224,000 for investing activities (for the purchase of property and equipment) and $435,000 for financing activities, the Company generated a positive cash flow of $113,000 for the nine months ended March 31, 2000 as compared to a negative cash flow of $171,000 realized during the first nine months of fiscal 1999.

    Management intends to continue to monitor its operations and will continue to attempt to increase its profitability and cash flow from operations during the remaining portion of this fiscal year and in the future. Based on the Company's projections, management believes that the Company will generate sufficient cash flows to enable it to fund operations and satisfy all capital requirements.

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

                                   USTMAN TECHNOLOGIES, INC.
                                            (Registrant)


    Date:    5/15/00                        By /s/ Dan R. Cook
           -----------                         ---------------------------------
                                               Dan R. Cook
                                               President and CEO


    Date:    5/15/00                        By /s/ Heather Murphy
           -----------                         ---------------------------------
                                               Heather Murphy
                                               Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule