Form 10KSB40
period 2000-06-30
USTMAN TECHNOLOGIES INC
filed 2000-09-28
CIK 817820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the transition period from ______ to ______
                         Commission File Number 0-16011

                           USTMAN TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

         CALIFORNIA                                     95-2873757
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation of organization)                        Identification No.)

  12265 W. BAYAUD AVE #300                              80228
        LAKEWOOD, CO
   (Address of principal                                (Zip Code)
    executive offices)

Issuer's telephone number:  (303) 986-8011

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO
                                                             PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [X]

State issuer's revenues for its most recent fiscal year:  $6,707,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 27, 2000 was $390,225. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of September 27, 2000, was 22,298,598.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

         On May 22, 1997, Watson acquired all of the outstanding capital stock of USTMAN Industries, Inc., paying NDE Environmental Corporation $5,750,000. In connection with this acquisition, Watson obtained $7,000,000 from Sagaponack Partners, L.P., and Sagaponack International Partners, L.P. ("Sagaponack") in exchange for Senior Subordinated Notes issued to Sagaponack in the aggregate principal amount of $7,000,000 which were due and payable in five years, subject to mandatory prepayment in certain circumstances. Interest on the notes was 10% per annum for the first year, payable quarterly, and increased by one percent each year during the term of the notes, subject to further adjustment in specified instances. The notes were secured by substantially all of the assets of the Company. In December 1998, the Investors agreed to convert all of the Senior Subordinated Notes and accrued interest totaling $9,717,000 to Series A Preferred Stock. The Preferred Stock has an aggregate allocation amount of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend, if and when, declared by the Board of Directors. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. For the year ended June 30, 2000, the calculated allocation increase was $1,375,000, and therefore, as of June 30, 2000, the Allocation Amount was $17,575,000.

         Beginning with Watson's May 22, 1997, acquisition of USTMAN Industries, Inc., Watson's statistical inventory reconciliation business was merged into the statistical inventory reconciliation business of USTMAN Industries, Inc.

         In August 1997, Toxguard Systems, Inc., filed for bankruptcy. The bankruptcy of Toxguard Systems, Inc., did not have a material effect on the Company.

         On December 17, 1997, the Company acquired all of the outstanding capital stock of Advanced Tank Certification, Inc. (ATC") for an aggregate of approximately $3.4 million in cash and stock. ATC provided leak detection, including statistical inventory reconciliation. In connection with the acquisition, the Company secured term and acquisition financing from BankBoston, N.A., by which the Company obtained $3.75 million in the form of a term loan. The ATC statistical inventory reconciliation business has been merged into the statistical inventory reconciliation business of the Company and the assets of ATC have been sold.

         In January 1998, the Company sold Toxguard Fluid Technologies, Inc.

         On September 21, 2000, the Company completed the sale of substantially all of its assets to Veeder-Root Service Company ("Veeder-Root") a subsidiary of Danaher Corporation, a publicly traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement that the Company entered into with Veeder-Root on July 21, 2000. At closing, in accordance with the adjustment to purchase price provision set forth in the Asset Purchase Agreement, the original purchase price of $17,158,000 was adjusted to $16,618,700, of which $1,500,000 is to be held back by Veeder-Root to secure indemnity obligations of the Company. The Company expects to recognize a net gain of approximately $9,400,000. The Company intends on using the proceeds of the sale to repay indebtedness not assumed by Veeder-Root, pay transaction expenses and income taxes on the transaction, and partially pay the liquidation preference of its Series A Preferred Stock. It is not presently expected that there will be funds available for distribution to common stockholders.

         As a result of completing the sale to Veeder-Root, the Company no longer has any business operations, and plans to terminate executive management and employee positions. Since the proceeds from the sale are expected to be insufficient to repay the entire amount of the Series A liquidation preference, the Board of Directors, in accordance with the Plan of Liquidation, unanimously adopted in August by the Board of Directors and the holders of the majority in interest in of common stock (which holders also own all of the Series A Preferred Stock) presently intend to wind up the affairs of the Company and liquidate. Revenues and expenses are anticipated to consist primarily of interest income earned on remaining cash balances and legal and accounting expenses expected to be incurred in connection with corporate winding up and liquidation. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

         (b)      Business of the Issuer

         Principal Services and Products and their Markets. USTMAN was primarily engaged in providing leak detection services to owners and operators of underground storage tanks by analyzing the inventory of a tank to determine whether the tank is leaking. This was accomplished using proprietary, certified software and highly trained individuals. This method of leak detection is known as statistical inventory reconciliation, or "SIR". The Company's proprietary software was also designed to assist with inventory management and regulatory compliance. These services were provided on a recurring monthly fee basis under annually renewable agreements. USTMAN also licensed the proprietary software for larger customers. The customers could then perform the leak detection analysis internally and submit the results to the Company for review.

         In addition to providing statistical inventory reconciliation services, the Company licensed fuel management software and sold related fuel management products including in-tank automatic tank gauges, network data gathering equipment and cathodic protection (a form of corrosion protection) for underground storage tanks.

         USTMAN marketed an automatic tank gauge system that (i) minimized the human element in gathering tank volume data, and (ii) further automated the analytical process to improve data processing efficiency. This automatic tank gauge system was marketed as Extreme Fuel Management(TM) and provided the Company's statistical inventory reconciliation service and on-line capabilities.

         The Company also marketed its regulatory compliance software, Extreme(TM). Extreme(TM) was installed at the customer's home office and automatically gathered data and generated custom reports for each underground storage tank in the Extreme(TM) system. The software acted as an extension of an inventory control system, transparently interpreting and analyzing underground storage tank inventory data with no human intervention, then transmitting the data to USTMAN for review.

         The international market for underground storage tank system monitoring presents an opportunity for growth as some foreign governments begin to follow the lead of the United States with respect to environmental legislation. Additionally, in some foreign markets, the Company has observed an economic interest in inventory management that is stronger than in the United States. This economic interest in having accurate inventory information regarding petroleum inventory drives a demand for the Company's products and services because of the Company's ability to monitor changes in petroleum inventory.

         Distribution Methods. The Company employed full time regional sales managers to sell its services and products. These employees were paid salary and commission. Additionally, the Company had commission only arrangements with trade associations and independent sales representatives by which groups of tank owners or operators obtained the services and products of the Company. In some of these arrangements the associations or representatives may provide some statistical inventory reconciliation related service, such as, collecting data from the owners or operators of underground storage tank systems, transmitting data, or printing reports of the statistical inventory reconciliation analysis. Sales are supported through trade publications, advertising, direct mail and strategic trade show attendance.

         Outside the United States, the Company used distributors and affiliates to assist in generating sales. The Company sought organizations with established industry presence and provided these organizations with the opportunity to purchase a product license, share revenues and receive ongoing quality control and sales support.

         Competition. The Company competed with other providers of statistical inventory reconciliation services as well as other methods of leak detection. Many of the Company's competitors had and continue to have greater financial resources. With the exception of the largest customers (which have other considerations, such as, compliance redundancy, economies of scale, and existing legacy of automatic tank gauges and public relations considerations), cost and the ability to satisfy regulatory requirements are the key factors influencing sales.

         Customers. The Company had more than 3,000 customers and was not dependent on sales to any principal customer.

         Trademarks. The Company was the holder of United States Trademarks, registration numbers 1,719,061; 1,730,019; 1,731,948; 2,163,138; and 1,790,965
which relate to the names USTMAN SIR SYSTEM, USTMAN INDUSTRIES, INC., USTMAN INDUSTRIES, INC. & Design, EXTREME & Design, and SIRAS, respectively. In addition the Company had rights in numerous unregistered trademarks which it uses in interstate commerce and which are subject only to common law protection.

         Governmental Regulations and Environmental Laws. Compliance with federal, state and local regulations did not have a material effect on the capital expenditures, operations or competitive position of the Company. However, the imposition or relaxation of environmental regulations relating to leak detection for underground storage tank systems could have affected the need for the Company's services and products.

         Employees. On August 21, 2000, the Company employed a total of 56 persons, 54 of whom were full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         At June 30, 2000 the Company operated out of leased office space located at 12265 W. Bayaud Avenue Lakewood, Colorado. The Company leases approximately 10,674 square feet. Monthly payments under the lease are $10,647 and will increase during the term of the lease until expiration on July 31, 2005.


ITEM 3.  LEGAL PROCEEDINGS

         On June 8, 2000, a class action complaint was filed by Stourbridge Investments Ltd. against the Company, Barry S. Rosenstein, Marc A. Weisman, Dan
R. Cook, Danaher Corporation, Buyer and RSP Capital, L.L.C. alleging breach of fiduciary duty in connection with the transactions completed by the Agreement. On August 24, 2000, the complaint was amended to include the allegation of corporate waste, and change the named plaintiffs and defendants. Specifically, Joseph Dilillo and David L. Timmons replaced Stourbridge Investments, Ltd. as the named plaintiffs, and David Shapiro, Michael Lerner, Sagaponack Partners, L.P., Sagaponack International Partners, L.P. and Sagaponack International Holdings, L.L.C. have been added as named defendants. Defendants are required to answer the amended complaint by September 29, 2000. In addition, plaintiffs filed a Motion for Preliminary Injunction on August 25, 2000. Defendants' filed their opposition to this Motion on September 8, 2000, and the Plaintiffs' filed their reply to Defendants' opposition on September 13, 2000. The preliminary injunction hearing was held on September 18, 2000 in Los Angeles Superior Court, and the motion for a Preliminary Injunction was denied in all respects. The Company, Barry Rosenstein, Marc Weisman and RSP Capital LLC have filed a demurrer to plaintiffs' first amended complaint contending that plaintiffs have failed to state a valid cause of action. The demurrer asserts that plaintiffs' direct claim on behalf of individual shareholders is barred as a matter of law because they cannot pursue a claim on behalf of the Company. The demurrer further asserts that plaintiffs lack standing to pursue their derivative claim, or second cause of action, because they have not complied with the statutory procedures for filing a derivative action on behalf of the Company; namely they did not make a demand on the Board, and they did not demonstrate that such a demand would be futile. The demurrer is currently set for a hearing on October 11, 2000. Additionally, the Court has set a status conference for October 11, 2000 at 10:00 a.m.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 21, 2000, Sagaponack, which owns all of the Company's Series A Preferred Stock, executed and delivered to the Company a consent approving the Asset Purchase Agreement to sell substantially all of the assets of the Company (the "Proposed Sale") to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation. Sagaponack owns approximately 50.2%, or an aggregate of 11,189,461 shares, of the 22,298,598 issued and outstanding shares of the Company's Common Stock. On August 16, 2000, Sagaponack executed and delivered a consent to the Company approving the Plan of Liquidation, which will result in the orderly dissolution and liquidation of the Company and the payment of the net proceeds of the Proposed Sale pursuant to a plan of liquidation. Sagaponack has also agreed, upon the closing of the Asset Purchase Agreement, to cause the Company's Articles of Incorporation to be amended to change the name of the Company to UST Liquidating Corporation. As the holder of the majority of the outstanding shares of the Company's Common Stock, Sagaponack has the power to approve or disapprove any corporate action that is subject to a vote of the Company's shareholders, in each case, regardless of how the other shareholders of the Company may vote.

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

QUARTER ENDING--      6/30/00          3/31/00        12/31/99       9/30/99
HIGH BID PRICE        $  3/32          $  3/8         $  5/16        $   1/8

LOW BID PRICE         $  3/32          $  5/16        $  5/16        $   1/8

QUARTER ENDING--      6/30/99          3/31/99        12/31/98       9/30/98
HIGH BID PRICE        $ 11/32          $1-3/16        $ 1-1/2        $1-9/32

LOW BID PRICE         $  1/4           $  5/16        $ 15/32        $   7/8

         As of September 27, 2000, there were approximately 1,294 record holders of the Company's Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

         The Company has never declared a cash dividend on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This report contains certain statements which are "forward looking" statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning USTMAN's Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for USTMAN's products and USTMAN's ability to meet demand,
(ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. USTMAN does not intend to update these forward looking statements.

Results of operations

         The Company reported net income of $2,762,000 for the year ended June 30, 2000 compared to a net loss of $2,557,000 for the year ended June 30, 1999. The change in income is due to interest expense reductions related to debt conversion in 2000, the recognition of a $2,710,020 deferred tax benefit in 2000, and the one time write off of deferred loan costs during the prior year. Additionally, sales have increased while ongoing operating costs, in total, have remained relatively consistent with prior year.

         The Company experienced an increase in sales of 4% compared to the prior year. This increase is a result of large contracts which were entered into during the prior fiscal year. The Company recognized twelve months of revenue for these contracts during the fiscal year 2000. Additionally, during the fiscal year management focused on increasing the average price per tank resulting in an approximate $.50 increase over last year. No new products or services were added during the last year; the Company concentrated on increasing customer satisfaction for those products and services already marketed. The Company's sales depend in part upon decisions of customers as to when to implement measures to meet compliance requirements and to more aggressively attempt to manage liquid petroleum inventory. Cost of sales remained consistent with prior year, decreasing 1%. Management focused on maintaining the efficiencies in operations achieved during the prior year. Gross margins increased from 65% to 66% as a result of the increases in sales and efficiencies in operations.

         Selling, general and administrative expenses remained consistent with prior year.

         The Company's interest expense decreased 74% to $424,000 compared to prior year. This decrease is a result of the conversion of Sagaponack debt to Preferred Stock. In December 1998, Sagaponack agreed to convert all debt issued to it by USTMAN to Series A Preferred Stock. As a result of the conversion, interest that had been accruing at 29.76% was eliminated. Additionally, amortization of deferred debt costs and original issue discount, which were included in interest, were eliminated. The 2000 fiscal year was the first full year of operations without the interest expense related to the debt which was converted.

Liquidity and Capital Resources

At June 30, 2000, the Company's current assets exceeded current liabilities by $1,258,000 compared to a working capital deficiency of $606,000 at June 30, 1999. On July 21, 2000, the Company executed a definitive Asset Purchase Agreement with Veeder-Root to sell substantially all of the assets of the Company, net of certain liabilities, to Veeder-Root for $17,158,000, subject to adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 is to be held back by Veeder-Root to secure indemnity obligations of the Company. One-half of the unused portion of the holdback is to be paid to the Company on April 1, 2002, and the remaining unused portion is to be paid on April 1, 2003. The Company expects to recognize a net gain of approximately $9,400,000 on the sale, which occurred on September 21, 2000 (the "Closing Date").

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2000 or 1999). In addition, Veeder-Root is to assume substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

On the Closing Date, the total sales price, as adjusted, was determined to be $16,618,700, of which $1,500,000 has been held back by Veeder-Root. Proceeds of $15,118,700 were used to repay the outstanding term loan and accrued interest to BankBoston, N.A. and transaction costs-proceeds will also be used to partially pay the liquidation preference of the Series A Preferred Stock. It is not expected that there will be funds available for distribution to common stockholders. Any proceeds to be received upon the release of the held back portion of the sales price are to be used to pay additional distributions under the Series A Preferred Stock liquidation preference.

Subsequent to the Closing Date, the Company will no longer have any business operations, and the Company intends to terminate executive management and employee positions. Accordingly, on August 16, 2000, the Company's board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company's remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity.

Net cash provided by operating activities increased by $504,000 in 2000 as compared to 1999. During 2000, the Company purchased $312,000 of furniture and equipment as compared to purchases of $176,000 in 1999. Payments on long-term debt were $625,000 in 2000, as compared to $1,250,000 in 1999, and in 2000, there were no proceeds from debt issuances, as compared to $709,000 in 1999.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS


                       Consolidated Financial Statements

                       Years ended June 30, 2000 and 1999



                                     Index

Report of Independent Auditors (Gelfond Hochstadt Pangburn, P.C.)......................F-1

Consolidated Financial Statements

       Consolidated Balance Sheets.....................................................F-2
       Consolidated Statements of Operations...........................................F-4
       Consolidated Statements of Shareholders' Equity ................................F-5
       Consolidated Statements of Cash Flows...........................................F-6
       Notes to Consolidated Financial Statements......................................F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
USTMAN Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USTMAN Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USTMAN Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on July 21, 2000, the Company executed a definitive Asset Purchase Agreement to sell substantially all of the assets of the Company, net of certain liabilities, for $17,158,000, subject to adjustment based on the terms of the Asset Purchase Agreement. On August 16, 2000, the Company's board of directors unanimously approved a Plan of Liquidation pursuant to which the Company will wind up its affairs and cease to exist as an operating company.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 25, 2000, except for Notes 2, 5, and 6, as to which the date is September 21, 2000

                           USTMAN Technologies, Inc.

                          Consolidated Balance Sheets



                                                                         June 30,
                                                                 2000                 1999
                                                             -----------          -----------
ASSETS:
Current assets:
   Cash and cash equivalents                                 $   737,000          $   411,000
   Accounts receivable, less allowance for doubtful
     accounts (2000, $115,000; 1999, $167,000)                 1,094,000            1,079,000
   Inventory                                                      32,000               68,000
   Prepaid expenses and other current assets                     118,000              117,000
   Deferred income taxes                                       1,949,000                   --
                                                             -----------          -----------

          Total current assets                                 3,930,000            1,675,000
                                                             -----------          -----------

Furniture and equipment:
   Machinery and equipment                                       100,000               81,000
   Computers and equipment                                     1,166,000              940,000
   Furniture and fixtures                                        165,000              102,000
   Leasehold improvements                                             --                4,000
                                                             -----------          -----------
                                                               1,431,000            1,127,000
   Accumulated depreciation                                      847,000              648,000
                                                             -----------          -----------

                                                                 584,000              479,000
                                                             -----------          -----------


Deferred income taxes                                            786,000                   --
Intangible and other assets, less accumulated
  amortization (2000, $2,886,000; 1999, $1,922,000)            6,616,000            7,490,000
                                                             -----------          -----------

                                                               7,402,000            7,490,000
                                                             -----------          -----------

                                                             $11,916,000          $ 9,644,000
                                                             ===========          ===========


                                  (Continued)

                           USTMAN Technologies, Inc.

                                                                                      June 30,
                                                                              2000                   1999
                                                                         ------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                      $    187,000           $    385,000
   Accrued expenses:
     Salaries and wages                                                        78,000                 50,000
     Other                                                                    493,000                253,000
   Income tax payable                                                          25,000                     --
   Deferred revenue                                                           139,000                218,000
   Current portion of long-term debt                                        1,750,000              1,375,000
                                                                         ------------           ------------
          Total current liabilities                                         2,672,000              2,281,000

Long-term debt, less current portion                                               --              1,750,000
Deferred employee benefits                                                    426,000                432,000
                                                                         ------------           ------------

         Total liabilities                                                  3,098,000              4,463,000
                                                                         ------------           ------------

Commitments and contingencies

Shareholders' equity:
   Series A preferred stock, no par value;
     1,000,000 shares authorized; 9,717 shares
     issued and outstanding; liquidation preference
     $17,575,000                                                           9,717,000              9,717,000
   Common stock, no par value,
     25,000,000 shares authorized;
     issued and outstanding 22,298,598 shares (2000)
        and 19,879,243 shares (1999)                                      13,576,000             12,826,000
   Class A common stock, no par value,
     15,000,000 shares authorized;
     none issued and outstanding                                                   --                     --
   Class B common stock, no par value:
     15,000,000 shares authorized;
     none issued and outstanding                                                   --                     --
   Additional paid-in capital                                               1,259,000              1,134,000
   Accumulated deficit                                                    (15,734,000)           (18,496,000)
                                                                         ------------           ------------

           Total shareholders' equity                                       8,818,000              5,181,000
                                                                         ------------           ------------

                                                                         $ 11,916,000           $  9,644,000
                                                                         ============           ============



See accompanying notes

                           USTMAN Technologies, Inc.

                     Consolidated Statements of Operations



                                                                         Year ended June 30,
                                                                    2000                  1999
                                                                -----------           -----------
Net sales                                                       $ 6,707,000           $ 6,420,000
Cost of sales                                                     2,249,000             2,254,000
                                                                -----------           -----------
Gross profit                                                      4,458,000             4,166,000

Selling, general and administrative expenses                      3,990,000             3,884,000
                                                                -----------           -----------

                                                                    468,000               282,000
                                                                -----------           -----------

Other income (expense):
   Interest expense                                                (424,000)           (1,630,000)
   Interest income                                                    8,000                 2,000
                                                                -----------           -----------

                                                                   (416,000)           (1,628,000)
                                                                -----------           -----------

Income (loss) before income tax and extraordinary item               52,000            (1,346,000)
Income tax benefit                                                2,710,000                    --
                                                                -----------           -----------

Income (loss) before extraordinary item                           2,762,000            (1,346,000)

Extraordinary item, loss on extinguishment of debt                       --            (1,211,000)
                                                                -----------           -----------

Net income (loss)                                               $ 2,762,000           $(2,557,000)
                                                                ===========           ===========

Basic and diluted net income (loss) per share, applicable
  to common shareholders (Note 3):
         Income (loss) before extraordinary item                $      0.00           $      (.07)
         Extraordinary item                                              --                  (.06)
                                                                -----------           -----------

         Net income (loss)                                      $      0.00           $      (.13)
                                                                ===========           ===========




See accompanying notes.

                           USTMAN Technologies, Inc.

                Consolidated Statements of Shareholders' Equity


                                       Preferred Stock           Common Stock           Additional
                                     -------------------   ------------------------       Paid-in    Accumulated
                                     Shares     Amount       Shares        Amount         Capital       Deficit        Total
                                     ------   ----------   ----------  ------------     ----------   ------------     ----------
Balances at July 1, 1998                --            --   19,855,243  $12,810,000      $2,517,000   $(15,939,000)   $  (612,000)
Common stock issued for
   settlement of lawsuit                --            --       24,000       16,000              --             --         16,000
Amortization of deferred
   compensation cost                    --            --           --           --         259,000             --        259,000
Warrants to be issued under the
   terms of the senior
   subordinated note agreement          --            --           --           --         598,000             --        598,000
Conversion of senior
   subordinated notes to
   preferred stock                   9,717    $9,717,000           --           --      (2,240,000)            --      7,477,000
Net loss                                              --           --           --              --     (2,557,000)    (2,557,000)
                                     -----    ----------   ----------  ------------     ----------   ------------     ----------


Balances at June 30, 1999            9,717     9,717,000   19,879,243    12,826,000      1,134,000    (18,496,000)     5,181,000
Amortization of deferred
   compensation cost                    --            --           --            --        125,000             --        125,000
Conversion of Investors' advance
   to common stock                      --            --    2,419,355       750,000             --             --        750,000
Net income                              --            --           --            --             --      2,762,000      2,762,000
                                     -----    ----------   ----------  ------------     ----------   ------------     ----------

Balances at June 30, 2000            9,717    $9,717,000   22,298,598   $13,576,000     $1,259,000   $(15,734,000)   $ 8,818,000
                                     =====    ==========   ==========   ===========     ==========   ============    ===========




See accompanying notes.

                           USTMAN Technologies, Inc.

                     Consolidated Statements of Cash Flows


                                                                                   Year ended June 30,
                                                                                2000                  1999
                                                                            -----------           -----------
Operating activities:
Net income (loss)                                                           $ 2,762,000           $(2,557,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                               203,000               241,000
     Amortization of intangible assets                                          909,000               909,000
     Amortization of debt issue costs included in
        interest expense                                                         55,000               263,000
     Amortization of deferred compensation cost                                 125,000               125,000
     Warrants to be issued under Senior Subordinated Note
        agreement                                                                    --               598,000
     Deferred income taxes                                                   (2,735,000)                   --
     Extraordinary item                                                              --             1,211,000
     Write-off of deferred costs                                                 50,000                    --
     Issuance of common stock and stock options                                      --                16,000
     Interest converted to long-term debt                                            --               360,000
     (Gain) loss on disposal of equipment                                         4,000                (3,000)
     Net changes in operating assets and liabilities                           (110,000)             (404,000)
                                                                            -----------           -----------

Net cash provided by operating activities                                     1,263,000               759,000
                                                                            -----------           -----------

Investing activities:
     Purchases of furniture and equipment                                      (312,000)             (176,000)
     Proceeds from sale of equipment                                                 --                 3,000
                                                                            -----------           -----------

Net cash used in investing activities                                          (312,000)             (173,000)
                                                                            -----------           -----------

Financing activities:
     Proceeds from issuance of long-term debt                                        --               709,000
     Principal payments on long-term debt                                      (625,000)           (1,250,000)
                                                                            -----------           -----------

Net cash used in financing activities                                          (625,000)             (541,000)
                                                                            -----------           -----------

Increase in cash and cash equivalents                                           326,000                45,000
Cash and cash equivalents, beginning of year                                    411,000               366,000
                                                                            -----------           -----------

Cash and cash equivalents, end of year                                      $   737,000           $   411,000
                                                                            ===========           ===========

See accompanying notes.

                           USTMAN Technologies, Inc.

                   Notes to Consolidated Financial Statements

                       Years Ended June 30, 2000 and 1999


1. ORGANIZATION

USTMAN Technologies, Inc. and subsidiaries (the "Company"), formerly Watson General Corporation ("Watson General"), provides environmental services to owners and operators of underground storage tanks in the United States and abroad. These services include statistical inventory reconciliation and other monitoring methods accepted by various regulatory authorities.

The Company's consolidated operations for the years ended June 30, 2000 and 1999 were concentrated in a single business segment--the environmental services industry. There were no customers that generated greater than 10% of net sales for the years ended June 30, 2000 and 1999, and sales to customers outside the United States were immaterial during 2000 and 1999.

The Company's wholly-owned subsidiaries include Watson Systems, Inc. ("Watson Systems"), EnvirAlert, Inc. ("EnvirAlert"), and Advanced Tank Certification, Inc. ("ATC"). The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard Systems, Inc. ("Toxguard Systems"). On August 27, 1997, Toxguard Systems voluntarily filed under Chapter 7 of the United States Bankruptcy Code (Note 4).

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS

On July 21, 2000, the Company executed a definitive Asset Purchase Agreement (the "Agreement") with Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly traded company) to sell substantially all of the assets of the Company, net of certain liabilities, to Veeder-Root for $17,158,000, subject to adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 is to be held back by Veeder-Root to secure indemnity obligations of the Company. One-half of the unused portion of the holdback is to be paid to the Company on April 1, 2002, and the remaining unused portion is to be paid on April 1, 2003. The Company expects to recognize a net gain of approximately $9,400,000 on the sale, which occurred on September 21, 2000 (the "Closing Date"). On September 1, 2000, the Company filed a Definitive Information Statement relating to the transaction that includes unaudited pro forma financial information reflecting the transaction and other information about the sale.

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2000 or 1999). In addition, Veeder-Root is to assume substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A. (Note 5), the obligation under the Series A Preferred Stock liquidation preference (Note
7), and certain other liabilities, including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

                           USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (continued)

                       Years Ended June 30, 2000 and 1999

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS
   (CONTINUED)

On the Closing Date, the total sales price, as adjusted, was determined to be $16,618,700, of which $1,500,000 has been held back by Veeder-Root. Proceeds of $15,118,700 were used to repay the outstanding term loan and accrued interest to BankBoston, N.A. and transaction costs. Proceeds will also be used to partially pay the liquidation preference of the Series A Preferred Stock. Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, "Sagaponack", or the "Investors") own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company's common stock. It is not expected that there will be funds available for distribution to common stockholders. Any proceeds to be received upon the release of the held back portion of the sales price are to be used to pay additional distributions under the Series A Preferred Stock liquidation preference.

Subsequent to the Closing Date, the Company will no longer have any business operations, and the Company intends to terminate executive management and employee positions. Accordingly, on August 16, 2000, the Company's board of directors unanimously approved a plan of liquidation (the "Plan of Liquidation"). The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company's remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity. In addition, the Company intends to change the name of the Company to UST Liquidating Corporation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Issues requiring significant assumptions include estimates of future cash flows used in the evaluation of the recoverability of intangible and long lived assets, and estimates made in establishing the allowance for doubtful accounts and obsolete inventory.

INVENTORY

Inventory consists of tank gauge equipment and is stated at the lower of cost or market. Cost is determined using the average cost method.

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost and are depreciated under the straight-line method over their estimated useful lives of five to seven years.

LONG LIVED ASSETS AND ASSET IMPAIRMENT

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets include furniture and equipment, identifiable intangible assets and goodwill. At each balance sheet date, the Company evaluates goodwill and other intangible assets when the Company evaluates other long-term assets for recoverability. The Company recognizes impairment losses on intangible assets when undiscounted cash flows estimated to be generated from the intangible assets are less than the amount of unamortized assets. In such circumstances, the intangible asset is written down to the benefit the Company expects to receive from the intangible asset. The Company does not believe that any impairment has occurred as of June 30, 2000.

INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following:

                                                  June 30,
                                          2000                1999
                                       ----------          ----------
Goodwill                               $5,946,000          $5,946,000
Acquired technology                     3,300,000           3,300,000
Debt issuance costs                       175,000             115,000
Deferred costs                             80,000              50,000
Copyrights and other costs                  1,000               1,000
                                       ----------          ----------

                                        9,502,000           9,412,000
Less accumulated amortization           2,886,000           1,922,000
                                       ----------          ----------

                                       $6,616,000          $7,490,000
                                       ==========          ==========

                           USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (continued)

                       Years Ended June 30, 2000 and 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE AND OTHER ASSETS (CONTINUED)

Goodwill of $2,782,000 related to the USTMAN Industries and Watson Systems acquisitions is amortized on a straight-line basis over 15 years, and goodwill of $3,058,000 relating to the ATC acquisition is amortized on a straight-line basis over 10 years. Other goodwill of $106,000 is amortized on a straight-line basis over 20 years. Acquired technology is amortized on a straight-line basis over eight years, and copyrights and other costs are amortized on a straight-line basis over five years.

Deferred costs of $80,000 at June 30, 2000, represent legal, accounting and other professional services costs incurred in connection with Veeder-Root transaction. Costs incurred in connection with a proposed stock rights offering were deferred through December 17, 1999, at which time $50,000 of deferred costs were charged to expense due to the Company's withdrawal of the rights offering.

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes certain costs to develop software to be licensed or otherwise marketed to customers. Capitalization of software development begins upon the establishment of technical feasibility of the product and ceases when the product is available for general release to customers. Technological feasibility is established at the completion of detailed program design and testing. Because the Company's current products have a short period of time between technological feasibility and when the product is available for general release, amounts capitalized and amortized for computer software are not material as of and for the years ended June 30, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated their carrying amounts due to the relatively short maturity of these items. The fair values of the Company's long-term debt approximated its carrying amount at June 30, 2000, based on rates currently available to the Company for debt with similar terms and remaining maturities.

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

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expenses were approximately $62,000 and $72,000 for the years ended June 30, 2000 and 1999, respectively.

ADVERTISING

Advertising costs are expensed as incurred and include trade shows, direct mailings, and trade publications. Advertising expenses were $184,000 and $156,000 for the years ended June 30, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the options' exercise price. Compensation cost for performance shares issued to nonemployees is recorded over the vesting period from the date the underlying stock options are exercised, based on the fair market value of the Company's common stock on the option exercise date.

INCOME (LOSS) PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income (loss) per share computation. Basic income
(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. The number of weighted average shares outstanding for computing income (loss) per share was 21,185,032 and 19,877,731 for the years ended June 30, 2000 and 1999, respectively. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares would be to increase income per share and decrease loss per share.

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE (CONTINUED):

For the year ended June 30, 2000, net income available to common shareholders, used in calculating basic and diluted income (loss) per share, applicable to common shareholders, is reduced to $0 due to the allocation of the Series A Preferred Stock distributions in excess of the carrying value of the Preferred Stock, which represents a return on investment to the preferred shareholders and a reduction in earnings available to common shareholders.

INCOME TAXES

Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using statutory tax rates expected to be in effect in the period in which the deferred tax item is expected to be settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

STATEMENTS OF CASH FLOWS

The Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Changes in operating assets and liabilities as shown in the consolidated statements of cash flows are as follows:


                                                              Years ended June 30,
                                                           2000                1999
                                                         ---------           ---------
Accounts receivable                                      $ (15,000)          $(253,000)
Inventory                                                   36,000              44,000
Prepaid expenses and other current assets                   (1,000)            (97,000)
Accounts payable                                          (278,000)             58,000
Accrued expenses and deferred employee benefits            202,000            (244,000)
Income tax payable                                          25,000                  --
Deferred revenue                                           (79,000)             88,000
                                                         ---------           ---------

                                                         $(110,000)          $(404,000)
                                                         =========           =========

The Company paid no federal or state income taxes for the years ended June 30, 2000 and 1999. The Company paid interest of $304,000 and $508,000 for the years ended June 30, 2000 and 1999, respectively.

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS (CONTINUED)

Non-cash investing and financing activities include the conversion of a $750,000 advance to 2,419,355 shares of common stock during the year ended June 30, 2000, and the conversion of senior subordinated notes and accrued interest, and the cancellation of warrants for shares of the Company's preferred stock during the year ended June 30, 1999, as follows:

        Long-term debt                                   $7,000,000
        Original issue discount                           (700,000)
        Accrued interest                                  1,177,000
        Accrued interest payable as warrants              2,240,000
                                                      --------------

        Total                                            $9,717,000
                                                      ==============

BUSINESS RISK AND CONCENTRATION OF CREDIT RISK

The Company is subject to risks and uncertainties common to environmental services companies, including significant potential liability if the Company's leak detection software and systems fail to detect a leak. The Company attempts to limit potential liability and maintains insurance coverage. There can be no assurance however that this insurance coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims that are uninsured or underinsured would materially affect the Company adversely.

The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors is exposure for credit losses and maintains allowances for anticipated losses. As of June 30, 2000 and 1999, three customers accounted for approximately 20% of the net accounts receivable balance.

COMPREHENSIVE INCOME

During the years ended June 30, 2000 and 1999, the Company did not have any components of comprehensive income to report.

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

RECLASSIFICATIONS

Certain amounts reported in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

4. TOXGUARD SYSTEMS BANKRUPTCY

As a result of Toxguard Systems filing under Chapter 7 of the U.S. Bankruptcy Code in August 1997, the Company wrote off its net investment in Toxguard Systems at June 30, 1997. Toxguard systems owed $356,000 to its creditors at the time of filing for bankruptcy. The bankruptcy proceedings for Toxguard Systems have not yet been approved and settled by the U.S. Bankruptcy Court and, accordingly, there is uncertainty as to the ultimate resolution of creditors' claims. In management's opinion, the ultimate resolution of the bankruptcy proceedings will not have a material effect on the consolidated financial statements of the Company and its subsidiaries.

5. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                 June 30,
                                          2000                1999
                                       ----------          ----------
BankBoston N.A. term loan [A]          $1,750,000          $2,375,000
Advance from Investors [B]                     --             750,000
                                       ----------          ----------

                                        1,750,000           3,125,000
Less current portion                    1,750,000           1,375,000
                                       ----------          ----------

Long-term portion                      $       --          $1,750,000
                                       ==========          ==========

                           USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (continued)

                       Years Ended June 30, 2000 and 1999


5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

[A] On December 17, 1997, the Company secured term and acquisition financing from BankBoston, N.A. ("BankBoston"). The Company obtained $3.75 million in the form of a term loan, originally bearing interest at the BankBoston Base Rate plus 2%. In March 1999, the terms of the loan were amended, requiring a $750,000 principal payment by June 30, 1999, and increasing the interest rate to the BankBoston Base Rate plus 3%-3.5% (9.5% at June 30, 2000), depending upon the level of earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved by the Company. The BankBoston loan agreement required the Company to make quarterly principal and interest payments of $125,000 through March 2000, and quarterly payments of $250,000 through December 31, 2001.

         The agreement also required the Company to pay additional interest totaling the greater of $150,000 or 10% of the average consolidated EBITDA during fiscal years 1999, 2000 and 2001. The Company accrues the additional interest over the term of the loan using the effective interest method, and has accrued $120,000 at June 30, 2000. The agreement with BankBoston also provides that additional financing of up to $2.25 million can be made available to the Company for approved future acquisitions. As of June 30, 2000, the Company had not used any of this additional acquisition financing.

         The BankBoston agreement contains financial and restrictive covenants. These covenants include minimum levels of EBITDA and consolidated net worth, maximum levels of capital expenditures and ratios of funded debt to EBITDA, EBITDA to interest charges, and operating cash flows to debt service. The term loan is collateralized by substantially all assets of the Company.

         Due to the Company's sale of its assets to Veeder-Root, which were pledged as collateral under the terms of the BankBoston term loan, the term loan is callable at the Closing Date. As a result, the loan payable to BankBoston is classified as a current liability in the accompanying consolidated balance sheet. On the Closing Date, the unpaid principal and interest to BankBoston were paid.

[B] On June 29, 1999, the Investors agreed to advance the Company $750,000. These proceeds were used to pay down the BankBoston term loan on that date. The Investors' advance was unsecured and non-interest bearing. In December 1999, the Investors agreed to convert the $750,000 advance to 2,419,355 shares of the Company's common stock at $0.31 per share.

                           USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (continued)

                       Years Ended June 30, 2000 and 1999

6. INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2000 and 1999, consists of the following:

                                                         2000                  1999
                                                     -----------           -----------
Current:
  Federal                                            $    22,000           $        --
  State and local                                          3,000                    --
                                                     -----------           -----------
                                                          25,000                    --
                                                     -----------           -----------
Deferred:
  Federal                                            $   868,000           $  (529,000)
  State and local                                        128,000               (78,000)
                                                     -----------           -----------
                                                         996,000              (607,000)
                                                     -----------           -----------
Change in valuation allowance for deferred tax
  assets                                              (3,731,000)              607,000
                                                     -----------           -----------
Income tax expense (benefit)                         $(2,710,000)          $        --
                                                     ===========           ===========

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% to effective income tax expense, (benefit) is as follows:

                                                            Year ended June 30,
                                                         2000                  1999
                                                     -----------           -----------
Expected income tax provision (benefit)              $    18,000           ($  457,000)
Nondeductible expense                                    171,000               176,000
Losses without tax benefit                                    --               281,000
Benefit of net operating loss carryforwards           (2,924,000)                   --
Alternative minimum tax                                   25,000                    --
                                                     -----------           -----------

                                                     $(2,710,000)          $        --
                                                     ===========           ===========

At June 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $10,100,000, which expire from fiscal year 2007 through 2019. Approximately $7,400,000 of the net operating losses are expected to be utilized to offset the taxable gain on the Veeder-Root transaction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                       June 30,
                                               2000                  1999
                                           -----------           -----------
Deferred tax assets:
 Net operating loss carryforwards          $ 3,945,000           $ 4,900,000
 Purchased technology                          231,000               160,000
 Deferred revenue                               54,000               120,000
 Other                                          81,000               127,000
                                           -----------           -----------

Total deferred tax assets                    4,311,000             5,307,000
Valuation allowance                         (1,576,000)           (5,307,000)
                                           -----------           -----------

Net deferred tax assets                    $ 2,735,000           $        --
                                           ===========           ===========

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

7. SHAREHOLDERS' EQUITY

SERIES A PREFERRED STOCK

In December 1998, the Investors agreed to convert senior subordinated notes (accruing interest at 29.76%) and accrued interest totaling $9,717,000 to Series A Preferred Stock (the "Preferred Stock"). Warrants previously issued to the Investors for additional interest expense were also cancelled upon exchange of the notes. As a result of this transaction, the Company recognized a $1,211,000 extraordinary loss from extinguishment of debt, which represents the write off of the unamortized balance of debt issue costs originally recorded in connection with the issuance of the senior subordinated notes.

The Preferred Stock has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 8% dividend (based on the Allocation Amount), if and when declared by the board of directors. The effective dividend rate is 8.92% for the year ended June 30, 2000. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. For the year ended June 30, 2000, the calculated allocation increase was $1,375,000, and therefore, as of June 30, 2000, the Allocation Amount was $17,575,000.

STOCK OPTIONS

Prior to July 1, 1998, the Company granted to certain key employees, options to purchase 1,651,518 shares of the Company's common stock at exercise prices ranging from $1.53 to $1.75 per share. These options expire in April 2002. As of June 30, 2000, 1,398,518 options are outstanding.

In connection with the USTMAN Industries acquisition on May 22, 1997, the Company issued options to purchase 600,000 shares of the Company's common stock to a key employee. The options become exercisable, subject to continued employment, over four years at a rate of 25% per year beginning one year from the grant date. The options expire three years from the vesting date. The exercise price is $1.00 per share. As of June 30, 2000, none of these options had been exercised. The company recorded compensation expense of approximately $125,000 in 2000 and 1999.

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

In connection with the ATC acquisition, in December 1997, the Company issued options to purchase 90,000 shares of the Company's common stock to key employees. The options become exercisable subject to continued employment, at a rate of 33% per year beginning on the grant date and expire at a rate of 33% each year beginning five years after the grant date. The exercise price is $1.47 per share, the market value of the Company's common stock at the date of grant. As of June 30, 2000, none of these options had been exercised and 60,000 of these options had been forfeited.

During the 1998 fiscal year, the Company adopted a stock option plan authorizing the issuance of options for up to 2,000,000 shares of the Company's common stock to selected employees. Under the terms of the plan, the options may be either incentive or nonqualified. The exercise price per share, determined by a committee of the board of directors, may not be less than the fair market value of the Company's common stock on the grant date. On January 30, 1998, the Company granted 195,000 options under the plan with an exercise price of $1.50 per share. The options become exercisable, subject to continued employment, at the rate of 33% per year beginning on the grant date. The options have a term of ten years. As of June 30, 2000, none of these options had been exercised and 60,000 had been forfeited.

On November 19, 1999, the Company granted options to a key employee to purchase up to 1,200,000 shares of the Company's common stock at an exercise price of $0.25 per share, the market value of the Company's common stock at the date of grant. The options become exercisable, subject to continued employment, at the rate of 25% per year beginning on the grant date. The options have a term of four years. As of June 30, 2000 none of these options had been exercised.

On December 9, 1999, the Company granted options to certain employees to purchase up to 980,000 shares of the Company's common stock at an exercise price of $0.31 per share, the market value of the Company's common stock at the date of grant. The options become exercisable, subject to continued employment, at the rate of 25% per year beginning on the grant date. The options have a term of ten years. As of June 30, 2000 none of these options had been exercised and 100,000 had been forfeited.

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes stock option activity for the years ended June 30, 2000 and 1999:

                                                        Weighted
                                       Number of         Average
                                         Shares       Exercise Price
                                      ----------      --------------
Outstanding on July 1, 1998            2,599,852           $1.58
   Granted                                    --              --
   Exercised                                  --              --
   Expired or forfeited                 (179,334)           1.73
                                      ----------           -----
Outstanding at June 30, 1999           2,420,518            1.57
   Granted                             2,180,000             .29
   Exercised                                  --              --
   Expired or forfeited                 (357,000)           1.87
                                      ----------           -----
Outstanding at June 30, 2000           4,243,518             .89
                                      ==========           =====

Exercisable                            1,818,518           $1.52
                                      ==========           =====

Exercise prices for the majority of the options outstanding as of June 30, 2000 range from $.25 to $2.63 per share.

The weighted-average remaining contracted life of options outstanding is one year.


In calculating pro forma information regarding net income (loss) per share under the provisions of SFAS No. 123, the fair value of the options granted was estimated at the date of grant using a Black-Scholes option-pricing model utilizing the following assumptions:

                                          Year ended June 30,
                                          2000           1999
                                         ------        --------
Expected dividend yield                      0%              0%
Expected stock price volatility            150%             75%
Risk-free interest rate                   6.25%           5.25%
Expected life of options                  1 year          4.9 years

                           USTMAN Technologies, Inc.

             Notes to Consolidated Financial Statements (continued)

                       Years Ended June 30, 2000 and 1999

7. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information for the years ended June 30, 2000 and 1999, is summarized below:

                                                           Year ended June 30
                                                      2000                     1999
                                                  -------------           -------------
Net income (loss) as reported                     $   2,762,000           $  (2,557,000)
Net income (loss), pro forma                      $   2,557,000           $  (2,755,000)
Net income (loss) per share applicable to
  common shareholder, as reported                 $        0.00           $        (.19)
Net income (loss) per share applicable to
  common shareholder, pro forma                   $        0.00           $        (.20)


8. COMMITMENTS AND CONTINGENCIES

DEFERRED EMPLOYEE BENEFIT AGREEMENT

In July 1991, the Company entered into a deferred compensation agreement with the Company's former president. The benefits, as defined under the agreement, require the Company to pay $2,700 per month throughout the former president's lifetime, with a minimum ten-year guaranteed payment. Upon his death, benefits may continue to his beneficiaries as defined under the agreement. Monthly payments are to be adjusted annually based on the Department of Labor Consumer Price Index. As of the effective date of the agreement, the benefits are fully vested, but not funded.

LEASES

The Company leases its office facilities and certain equipment under noncancelable operating leases. During the year ended June 30, 2000, the Company extended the term of its office lease from 2001 to 2005. Future minimum lease payments are as follows:

                   Year ending
                     June 30
                 ---------------
                      2001               $   137,000
                      2002                   183,000
                      2003                   194,000
                      2004                   205,000
                      2005                   215,000
                      Thereafter              19,000
                                         -----------
                                         $   953,000
                                         ===========

                           USTMAN Technologies, Inc.

                       Years Ended June 30, 2000 and 1999

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

Rent expense totaled $140,000 and $128,000 for the years ended June 30, 2000 and 1999, respectively. Pursuant to the terms of the Agreement with Veeder-Root, lease obligations of the Company are to be assumed by Veeder-Root, however, the leases remain a contractual commitment of the Company until transfer has occurred.

TRANSACTIONS WITH INVESTORS

The Company has agreed to pay the Investors $160,000 per year for board of director and management fees, which were recorded as expense during the years ended June 30, 2000 and 1999. At June 30, 2000 and 1999, $118,000 and $133,000,
respectively, has been accrued to the Investors.

LITIGATION

On June 8, 2000, a complaint was filed against the Company and certain other parties, on behalf of certain common shareholders of the Company, alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. A hearing is scheduled for October 2000. The Company intends to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

EMPLOYEE BENEFIT PLAN

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, all employees are eligible to participate after six months of service. Employees may defer up to 15% of their salary subject to limits set annually by the Internal Revenue Service and, at the Company's discretion, it can match annually. No expense for matching contributions was recorded in 2000 or 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

BARRY S. ROSENSTEIN, 41, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, Ustman Technologies, Inc. (NASDAQ: USTX), TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc.

MARC A. WEISMAN, 46, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., Superior Bank, FSB of Oakbrook Illinois and Product Resources, Inc.

DAN R. COOK, 49, has served as a Director and the President of the Company since May 1997. Mr. Cook was appointed President of USTMAN in May 1997. Mr. Cook served as Chief Operating Officer of USTMAN Industries from 1992 until it was merged into USTMAN in May 1997, and additionally served as its President from January 1994 until its merger into USTMAN. Mr. Cook is also a certified public accountant. Mr. Cook has an employment agreement with USTMAN that expires May 20, 2001. Mr. Cook's base salary is $150,000 per year.

David Shapiro, 49, has served as a Director since July 2000. Mr. Shapiro is a Portfolio Manager for Senaca Capital Management, a $14 billion money management firm. Mr. Shapiro is also engaged in the real estate finance and development business for his own account. In 1993, Mr. Shapiro founded Asset Holdings Group, a real estate finance company which originates and funds senior and mezzanine commercial real estate loans. Mr. Shapiro serves as an advisor to and was a former Director of First Mortgage Network (now Mortgage.com), a NASDAQ listed internet technology provider to the mortgage industry. Mr. Shapiro graduated from Columbia University with a B.A. in History and Economics and holds a Juris Doctorate from the University of Arizona College of Law. Mr. Shapiro is a member of the Urban Land Institute and serves on the UDMUC Council, and the National Association of Real Estate Investment Trusts.

Michael Lerner, 55, has served as a Director since July 2000. Mr. Lerner joined Marisa Christina, Inc. (MRSA) in August 1986, and has served as Chief Executive Officer, President and Chairman of the Board since that time. Prior to joining Marisa Christina, Mr. Lerner was President of TFM Industries, Inc. ("TFM"), a maker of moderate sportswear. He is also a director of Apparel Ventures, Inc., an affiliate of the Jordan Company as well as director of Educational Housing Services, Inc.

James B. Grant, 49, Vice President, Corporate Development since December 1997. Prior to employment at USTMAN, Mr. Grant served as President of Advanced Tank Certification, Inc.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation provided to the Company's executive officers.


                                     Annual Compensation                  Long term Compensation
                                     ----------------------------      -----------------------------------
                                                                            Awards                 Payouts
                                                                       -----------------------------------
Name and principal         Fiscal    Salary      Bonus      Other      Restricted    Securities     LTIP        All Other
position                   Year                                        Stock Awards  Underlying     Payouts     Compensation
                                                                                     Options/
                                                                                     SARS
-----------------          ------    --------   -------      ----      ------------  ----------     -------     -------------
Dan R. Cook
President and CEO          1999      $130,000        --        --              --           --           --                --

                           2000      $150,000   $98,000        --              --           --           --                --
James B. Grant
Vice President,                                                                                                       $57,156
Corporate                                                                                                         (Production
Development                1999      $ 90,000        --        --              --           --           --            Bonus)

                                                                                                                      $35,047
                                                                                                                  (Production
                           2000      $ 90,000        --        --              --           --           --            Bonus)



OPTIONS/SARS GRANTED DURING THE YEAR ENDED JUNE 30, 2000


                                                                                            Potential Realized     Alternative
                                                                                             Value at Assumed       to (f) and
                                                                                          Annual Rates of Stock     (g): Grant
                                                                                            Price Appreciation      Date Value
                                   Individual Grants                                         for Option Term
           (a)                   (b)             (c)             (d)            (e)          (f)         (g)          (f)
                              Number of       % of Total
                              Securities     Options/SARs
                              Underlying      Granted to     Exercise or                                            Grant Date
                             Options/SARs    Employees in    Base Price     Expiration                            Present Value
Name                         Granted (#)     Fiscal Year       ($/Sh)          Date          5%           10%           $
---------------             -------------   -------------    -----------   -----------    --------     --------   -------------
Dan R.Cook                    1,200,000          55%            0.25         6/30/03                                $300,000
James B. Grant                  120,000           6%            0.31         6/30/10                                $ 37,200


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 21, 2000 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                        Number of Shares           Percent of Outstanding
        Name                                           Beneficially Owned                  Shares
        ----                                           ------------------          ----------------------
Sagaponack Partners, L.P.
536 Pacific Avenue
San Francisco, CA  94133                                    10,973,461                     49.2%
Sagaponack Partners International, L.P.
536 Pacific Avenue
San Francisco, CA  94133                                       216,000                      1.0%

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 21, 2000 of (i) each director during the fiscal year ended June 30, 2000, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                        Number of Shares           Percent of Outstanding
        Name                                           Beneficially Owned                  Shares
        ----                                           ------------------          ----------------------
Dan R. Cook
12265 W. Bayaud Avenue, #300
Lakewood, CO  80228                                         1,050,000(1)                    4.5%
Barry S. Rosenstein
536 Pacific Avenue
San Francisco, CA 94133                                    11,189,461(2)                   47.9%
Marc A. Weisman
645 Fifth Avenue, 8th Floor
New York, NY  10022                                        11,189,461(2)                   47.9%
All current executive officers and directors
  as a group (5 persons)(3)                                12,239,461(4)                   52.4%


(1) Includes options granted by the Company to purchase up to 1,050,000 shares of common stock, which are exercisable within 60 days.

(2) Includes 10,973,461 shares of Common Stock owned by Sagaponack Partners, L.P. and 216,000 shares of Common Stock owned by Sagaponack Partners International, L.P., both of which may be deemed to be beneficially owned by Messrs. Rosenstein and Weisman as co-managing partners of each of Sagaponack Partners, L.P. and Sagaponack Partners International, L.P.

(3)      Includes David Shapiro and Michael Lerner, who became directors in
         July, 2000.

(4) Includes options granted by the Company to purchase an aggregate of 1,050,000 shares of common stock which are exercisable within 60 days.

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

         In December 1998, Sagaponack agreed to convert all of the Senior Subordinated Notes and accrued interest totaling $9,717,000 to Series A Preferred Stock ("Preferred Stock") effective July 1, 1998. Warrants previously issued to Sagaponack for additional interest expense were also canceled upon exchange of the notes. The Preferred Stock will have an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock will bear an annual 8% dividend, if and when, declared by the Board of Directors. The effective dividend rate is 8.92%. The Allocation Amount will increase by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (A)     EXHIBITS

         3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

         3.2 Certificate of Amendment of the Articles of Incorporation dated February 14, 1991(2).

         3.3 Certificate of Amendment of the Articles of Incorporation dated February 3, 1998(3).

         3.4      Bylaws, as amended, of the Company(1).

         4.1 See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

         10.1     Watson General Corporation Retirement Plan(4).

         10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook(5)

         10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook(5)

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

         10.6 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(6).

         10.7 Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(6).

         10.8 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company(6).

         10.9 Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(6).

         10.10 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P., Sagaponack International Partners, L.P. and certain shareholders of the Company(6).

         10.11 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7)

         10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

         10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

         10.14 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7)

         10.15 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7)

         10.16 Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A.(7)

         10.17 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant(7).

         10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation(7)

         10.19    Stock Option Agreement dated January 16, 1998(8).

         10.20 Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P.(9).

         10.21 Purchase Agreement between the Company and Veeder-Root Service Corporation(10)

         10.22    Plan of Liquidation(10)

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

         27.0     Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         On June 12, 2000, the Company filed a Report on Form 8-K reporting in
         Item 2 the execution of a letter of intent with Danaher Corporation pursuant to which the Company agreed to sell substantially all of its assets to Veeder-Root Company, a wholly-owned subsidiary of Danaher.

         The Form 8-K also included exhibits required by Item 7. These included a press release issued by the Company of June 6, 2000 and the Letter of Intent between the Company and Danaher Corporation dated June 6, 2000.

         On July 21, 2000, the Company filed a Report on Form 8-K reporting in
         Item 2 the execution of a definitive Asset Purchase Agreement with Veeder-Root Service Company to sell substantially all of its assets to Veeder-Root for $17.158 million in cash.

         The Form 8-K also included exhibits required by Item 7. These included a press release issued by the Company on July 21, 2000 and the Asset Purchase Agreement by and between the Company and Veeder-Root Service Company dated July 21, 2000.

         ------------

(1) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1989

(2) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1991

(3) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1998

(4) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1992

(5) Incorporated by reference to the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6) Incorporated by reference to the Company's Current Report on From 8-K filed on June 6, 1997 (File No. 000-16011).

(7) Incorporated by reference to the Company's Current Report on From 8-K filed on December 30, 1997 (File No. 000-16011).

(8) Incorporated by reference to the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9) Incorporated by reference to the Company's Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10) Incorporated by reference to the Company's Schedule 14C filed on September 1, 2000.

(B) DURING THE REGISTRANT'S QUARTER ENDED JUNE 30, 2000, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K:


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      USTMAN TECHNOLOGIES, INC.

                                      By: /s/ Dan R. Cook
                                         ---------------------------------------
                                      Dan R. Cook, President, Chief  Executive
                                      Officer and Director

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

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ Barry S. Rosenstein                     Co-Chairman of Board of Directors,          September 27, 2000
------------------------------------
(Barry S. Rosenstein)

/s/ David Shapiro                           Director                                    September 28, 2000
------------------------------------
(David Shapiro)

/s/ Dan R. Cook                             President, Chief Executive Officer,         September 28, 2000
------------------------------------        and Director
(Dan R. Cook)


                               INDEX TO EXHIBITS

EXHIBITS
 NUMBER     DESCRIPTION
--------    -----------
   3.1      Certificate of Amendment of Articles of Incorporation dated
            February 14, 1991 is incorporated herein by reference to Form
            10-K for fiscal year 1991.

   3.2 Certificate of Amendment of the Articles of Incorporation dated February 14, 1991(2).

   3.3 Certificate of Amendment of the Articles of Incorporation dated February 3, 1998(3).

   3.4      Bylaws, as amended, of the Company(1).

   4.1 See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

   10.1     Watson General Corporation Retirement Plan(4).

   10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook(5)

   10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook(5)

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

   10.11    Term Loan and Acquisition Line Agreement dated December 16,
            1997 between the Company and BankBoston, N.A.(7)

   10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

   10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A.(9)

   10.14    Stock Pledge Agreement dated December 16, 1997 between the
            Company and BankBoston, N.A.(7)

   10.15    Security Agreement dated December 16, 1997 between the
            Company and BankBoston, N.A.(7)

   10.16    Intercreditor and Subordination Agreement dated December 16,
            1997 between the Company and BankBoston, N.A.(7)

   10.17 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B.
            Grant(7).

   10.18    Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation(7)

   10.19    Stock Option Agreement dated January 16, 1998(8).

   10.20    Amendment to Securities Purchase Agreement among the Company,
            Sagaponack Partners, L.P. and Sagaponack International
            Partners, L.P.(9).

   10.21    Purchase Agreement between the Company and Veeder-Root
            Service Corporation(10)

   10.22    Plan of Liquidation(10)

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

   27.0     Financial Data Schedule

---------------------

(1) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1989

(2) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1991

(3) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1998

(4) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1992

(5) Incorporated by reference to the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6) Incorporated by reference to the Company's Current Report on From 8-K filed on June 6, 1997 (File No. 000-16011).

(7) Incorporated by reference to the Company's Current Report on From 8-K filed on December 30, 1997 (File No. 000-16011).

(8) Incorporated by reference to the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9) Incorporated by reference to the Company's Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10) Incorporated by reference to the Company's Schedule 14C filed on September 1, 2000.