Form 10QSB
period 2000-09-30
UST LIQUIDATING CORP
filed 2000-11-20
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to             .
                               ------------    ------------

COMMISSION FILE NUMBER: 0-16011
                        -------

          UST Liquidating Corporation (f/k/a USTMAN Technologies, Inc.)
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                                   95-2873757
----------                                                   ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

536 Pacific Avenue San Francisco, California                 94133
--------------------------------------------                 -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (415) 989-7770
                                                             --------------

Former name, former address and former fiscal year, if changed since last report:

                            USTMAN Technologies, Inc.
                       12265 West Bayaud Avenue, Suite 300
                               Lakewood, CO 80228

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2000, were 22,298,598 shares, no par value.

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries (f/k/a USTMAN Technologies, Inc.) as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
November 15, 2000

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           UST Liquidating Corporation

                      Condensed Consolidated Balance Sheet

                                                                    September 30,
                                                                        2000
                                                                    (unaudited)
                                                                    ------------
Assets:
    Current assets:
       Cash and cash equivalents                                    $  1,887,000
                                                                    ------------
    Total current assets                                               1,887,000
                                                                    ------------

    Deferred income taxes                                                585,000
    Receivable from purchaser ( net of reserve of $150,000)            1,350,000
                                                                    ------------
                                                                       1,935,000
                                                                    ------------
                                                                    $  3,822,000
                                                                    ============

Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable                                                  $     81,000
  Income tax payable                                                     163,000
                                                                    ------------
Total current liabilities                                                244,000

Deferred gain on sale                                                  1,500,000
                                                                    ------------
    Total liabilities                                                  1,744,000
                                                                    ------------


Shareholders' equity:
    Series A preferred stock, no par value; 1,000,000 shares
    authorized; none issued and outstanding at September 30,
    2000; remaining liquidation preference, $6,298,000                 2,078,000
    Common stock, no par value; 40,000,000 shares authorized;
    22,298,598 shares issued and outstanding at September 30,
    2000                                                              11,228,000
    Class A common stock, no par value; 15,000,000 shares
    authorized, none issued and outstanding                                   --
    Class B common stock, no par value; 15,000,000 shares
    authorized, none issued and outstanding                                   --
    Additional paid-in capital
    Accumulated deficit                                              (11,228,000)
                                                                    ------------
Total shareholders' equity                                             2,078,000
                                                                    ------------
                                                                    $  3,822,000
                                                                    ============

                             See accompanying notes.

                           UST Liquidating Corporation

                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2000 and 1999

                                                                  2000            1999
                                                              (unaudited)     (unaudited)
                                                              ------------    ------------

Net sales                                                     $  1,451,000    $  1,710,000
Cost of sales                                                      553,000         559,000
                                                              ------------    ------------

     Gross profit                                                  898,000       1,151,000

Selling, general and administrative expenses                     1,913,000         958,000
                                                              ------------    ------------
                                                                (1,015,000)        193,000
                                                              ------------    ------------
Other income (expense):
  Gain on sale of assets                                         7,867,000              --
  Interest expense                                                 (60,000)        (86,000)
  Interest income                                                    2,000           1,000
                                                              ------------    ------------
                                                                 7,809,000         (85,000)
                                                              ------------    ------------

Income before income tax expense                                 6,794,000         108,000

Income tax expense                                               2,288,000              --
                                                              ------------    ------------

Net income                                                    $  4,506,000    $    108,000
                                                              ============    ============

Basic and diluted net income per share applicable to common
    shareholders                                              $       0.00    $       0.01
                                                              ============    ============

Weighted average shares outstanding                             22,298,598      19,879,243
                                                              ============    ============


                             See accompanying notes.

                           UST Liquidating Corporation

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999

                                                                  2000            1999
                                                              (unaudited)     (unaudited)
                                                              ------------    ------------

Operating activities:
     Net income                                               $  4,506,000    $    108,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                   49,000          58,000
     Amortization of intangible assets                             228,000         228,000
     Amortization included in interest expense                      16,000          10,000
     Decrease in deferred income taxes                           2,150,000              --
     Gain on sale of assets                                     (7,867,000)             --
     Loss on sale of equipment                                          --           1,000
     Net changes in operating assets and liabilities                47,000         (46,000)
                                                              ------------    ------------
Net cash (used in) provided by operating activities               (871,000)        359,000
                                                              ------------    ------------

Investing activities:
     Purchase of property and equipment                            (67,000)        (33,000)
                                                              ------------    ------------
Net cash used in investing activities:                             (67,000)        (33,000)
                                                              ------------    ------------

Financing activities:
     Proceeds from sale of assets                               15,115,000
     Distributions to shareholders                             (11,277,000)             --
     Principal payments on long-term debt                       (1,750,000)       (125,000)
                                                              ------------    ------------
Net cash provided by (used in) financing activities:             2,088,000        (125,000)
                                                              ------------    ------------

Increase in cash and cash equivalents                            1,150,000         201,000
Cash and cash equivalents, beginning of period                     737,000         411,000
                                                              ------------    ------------
Cash and cash equivalents, end of period                      $  1,887,000    $    612,000
                                                              ============    ============
Supplemental disclosure of non-cash investing and
financing activities:

Sale of Company assets to Veeder Root Service Company:
     Assets sold                                              $  7,943,000
     Liabilities assumed by Veeder Root                           (695,000)
     Cash received from Veeder Root                            (15,115,000)
                                                              ------------
     Gain on sale                                             $ (7,867,000)
                                                              ============

                             See accompanying notes.

                           UST Liquidating Corporation

              Notes to Condensed Consolidated Financial Statements

BASIS OF PRESENTATION

The condensed consolidated financial statements of UST Liquidating Corporation formerly USTMAN Technologies, Inc. (the "Company") included in this Form 10-QSB have been prepared by the Company without audit. Effective September 21, 2000 holders of the majority of the Company's issued and outstanding common stock adopted a plan of liquidation, and accordingly the Company revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three months ended September 30, 2000 and 1999 consist only of normal and recurring adjustments except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts for the prior period have been reclassified to conform to the current quarter presentation.

SALE OF COMPANY ASSETS AND PLAN OF LIQUIDATION

On July 21, 2000, the Company executed the definitive Asset Purchase Agreement (the "Agreement") with Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly traded company) to sell substantially all of the assets of the Company, net of certain liabilities, to Veeder-Root for $17,158,000, subject to adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 is to be held back by Veeder-Root to secure indemnity obligations of the Company. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City.

                           UST LIQUIDATING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALE OF COMPANY ASSETS AND PLAN OF LIQUIDATION (CONTINUED)

The assets sold by the Company include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at September 30, 2000). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

On the Closing Date, the total sales price, as adjusted in accordance with the terms of the agreement, was determined to be $16,614,700, of which $1,500,000 has been held back by Veeder-Root. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Proceeds of $14,114,700 were used to repay the outstanding term loan and accrued interest to BankBoston, N.A., pay costs incurred in connection with the Veeder-Root transaction and partially pay the liquidation preference of the Series A Preferred Stock. At September 30, 2000, the remaining liquidation preference amount estimated to be paid to the Series A Preferred shareholders is $2,078,000. Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, "Sagaponack", or the "Investors") own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company's common stock. It is not expected that there will be funds available for distribution to common stockholders. Any proceeds to be received upon the release of the held back portion of the sales price are to be used to pay costs associated with preserving the value of the Company's remaining assets (primarily proceeds from the sale), to pay costs associated with winding up the Company's business and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

Upon effecting the transaction with Veeder-Root, the Company no longer has any ongoing business operations, and subsequent to the Closing Date, the Company terminated executive management and employee positions. Further, on August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company's board of directors unanimously approved a plan of liquidation (the "Plan of Liquidation"). The Plan of Liquidation provides that after the Closing Date, the Company will not engage in any business, except for preserving the value of the Company's remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity.

EARNINGS (LOSS) PER SHARE

For the three-months ended September 30, 2000, net income available to common shareholders, used in calculating basic and diluted income (loss) per share, applicable to common shareholders, is reduced to $0 due to the allocation of the Series A Preferred Stock distributions in excess of the carrying value of the Preferred Stock, which represents a return on investment to the preferred shareholders and a reduction in earnings available to common shareholders.

Basic and diluted net income per share are the same for the three-months ended September 30, 1999 because the exercise price on options outstanding exceeded the Company's average price during the three months ended September 30, 1999.

EQUITY

During the three months ended September 30, 2000 and 1999, the Company incurred $31,000 of stock-based compensation expense.

LITIGATION

On June 8, 2000, a complaint was filed against the Company and certain other parties, on behalf of certain common shareholders of the Company, alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. A status conference has been scheduled by the Court for March 2001. The Company intends to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains certain statements which are "forward looking" statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning UST Liquidating Corporation's Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for UST Liquidating Corporation's products and UST Liquidating Corporation's ability to meet demand, (ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. UST Liquidating Corporation does not intend to update these forward looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

On September 21, 2000 the Company closed the sale of substantially all of its assets to Veeder-Root in accordance with the terms of the definitive asset purchase agreement executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. The Company is using the proceeds from the sale, $16,614,700 to pay
(i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (ii) the repayment in full of $1.7 million in principal plus accrued interest and other charges of $253,467 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company's issued and outstanding Series A Convertible Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company's common stock. $1,500,000 of the sale proceeds are being held back to secure indemnity obligations and will be released 50% on April 1, 2002 and 50% on April 1, 2003. The Company presently intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

FINANCIAL CONDITION AND LIQUIDITY

On July 21, 2000, the Company executed the definitive Asset Purchase Agreement with Veeder-Root to sell substantially all of the assets of the Company, net of certain liabilities, to Veeder-Root for $17,158,000, subject to adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 is to be held back by Veeder-Root to secure indemnity obligations of the Company. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003.

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2000). In addition, Veeder-Root is to assume substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 8, 2000, a class action complaint was filed by Stourbridge Investments Ltd. against the Company, Barry S. Rosenstein, Marc A. Weisman, Dan R. Cook, Danaher Corporation, Veeder-Root Service Company and RSP Capital, L.L.C. alleging breach of fiduciary duty in connection with the proposed sale of substantially all of the assets of the Company to Veeder-Root Service Company. On August 24, 2000, the complaint was amended to including the allegation of corporate waste, and change the name of plaintiffs and defendants. Specifically, Joseph Dilillo and David L. Timmons replaced Stourbridge Investments Ltd. as the named plaintiffs, and David Shapiro, Michael Lerner, Sagaponack Partners, Ltd, Sagaponack International Partners, L.P. and Sagaponack International Holdings, LLC had been added as named defendants. In addition, plaintiffs filed a motion for a preliminary injunction on August 25, 2000. On September 18, 2000 a hearing with respect to the plaintiff's motion for a preliminary injunction was held in Los Angeles Superior Court and at such hearing plaintiff's motion was denied. On November 8, 2000, a hearing was held on a demurrer to plaintiffs' amended complaint filed by Defendants USTMAN, Rosenstein, Weisman, Lerner, Shapiro, Cook, RSP Capital, LLC, Sagaponack Partners, Ltd., Sagaponack International Partners, LP, and Sagaponack International Holdings, LLC. The Court sustained the demurrer without leave to amend as to plaintiffs' direct cause of action against defendants, which was brought as a purported class action on behalf of all individual shareholders excluding defendants. The Court sustained the demurrer as to plaintiffs' derivative cause of action brought on behalf of the corporation, but allowed plaintiffs 20 days leave to amend the complaint. The Court set a further status conference on this matter on March 12, 2001.

ITEM 5. OTHER INFORMATION

In accordance with its post-closing obligations under the Agreement, on October 12, 2000, the Company amended its articles of incorporation to change its name from "USTMAN Technologies, Inc." to "UST Liquidating Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27          Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UST LIQUIDATING CORPORATION
                                          (Registrant)


Date: 11/17/00                           By /s/ Marc A. Weisman
      -----------                          ------------------------
                                           Marc A. Weisman
                                           Director


Date: 11/17/00                           By /s/ Barry S. Rosenstein
      -----------                          ------------------------
                                           Barry S. Rosenstein
                                           Director

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule