Form 10QSB
period 2000-12-31
UST LIQUIDATING CORP
filed 2001-02-14
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

COMMISSION FILE NUMBER:  0-16011

          UST Liquidating Corporation (f/k/a USTMAN Technologies, Inc.)
--------------------------------------------------------------------------------
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
                                                             --------------

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 9, 2001, were 22,298,598 shares, no par value.

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Shareholders
UST Liquidating Corporation


We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries (f/k/a USTMAN Technologies, Inc.) as of December 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
February 9, 2001

\
PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           UST Liquidating Corporation

                      Condensed Consolidated Balance Sheet

                                                                                        December 31,
                                                                                            2000
                                                                                        (unaudited)
                                                                                        ------------
Assets:
        Current assets:
            Cash and cash equivalents                                                   $    622,000
                                                                                        ------------
        Total current assets                                                                 622,000
                                                                                        ------------

        Deferred income taxes                                                                624,000
        Receivables from purchaser:
           Hold-back receivable (net of reserve of $150,000)                               1,350,000
           Interest receivable                                                                16,000
                                                                                        ------------
                                                                                           1,990,000
                                                                                        ------------
                                                                                        $  2,612,000
                                                                                        ============

Liabilities and Shareholders' Equity:
 Current liabilities:
     Accounts payable                                                                   $    109,000
                                                                                        ------------
 Total current liabilities                                                                   109,000
                                                                                        ------------

 Deferred gain on sale                                                                     1,500,000
                                                                                        ------------

        Total Liabilities                                                                  1,609,000
                                                                                        ------------

 Shareholders' equity:
        Series A preferred stock, no par value: 1,000,000 shares authorized, none issued and outstanding at December 31, 2000; remaining liquidation preference,
       $6,423,960                                                                          1,003,000
        Common stock, no par value:  40,000,000 shares authorized, 22,298,598 shares
       issued and outstanding at December 31, 2000                                        11,303,000
        Class A common stock, no par value; 15,000,000 shares authorized, none
       issued and outstanding                                                                     --
       Class B common stock, no par value; 15,000,000 shares authorized, none issued
       and outstanding                                                                            --
        Accumulated deficit                                                              (11,303,000)
                                                                                        ------------
 Total shareholders' equity                                                                1,003,000
                                                                                        ------------
                                                                                        $  2,612,000
                                                                                        ============

                             See accompanying notes

                           UST Liquidating Corporation


                 Condensed Consolidated Statements of Operations
                  Three Months Ended December 31, 2000 and 1999


                                                                          2000              1999
                                                                       (unaudited)        (unaudited)
                                                                       ------------      ------------
Net sales                                                              $         --      $  1,745,000
Cost of sales                                                                    --           549,000
                                                                       ------------      ------------

       Gross profit                                                              --         1,196,000
                                                                       ------------      ------------

Selling, general and administrative expenses                                157,000           964,000
Write off of deferred rights offering costs                                      --           138,000
                                                                       ------------      ------------
                                                                           (157,000)        1,102,000
                                                                       ------------      ------------
                                                                           (157,000)           94,000
                                                                       ------------      ------------
Other income (expense):
    Gain on sale of assets                                                   25,000                --
    Interest expense                                                             --           (88,000)
    Interest income                                                          19,000             2,000
                                                                       ------------      ------------
                                                                             44,000           (86,000)
                                                                       ------------      ------------

(Loss) income before income tax benefit                                    (113,000)            8,000

Income tax benefit                                                           39,000                --
                                                                       ------------      ------------

Net (loss) income                                                      $    (74,000)     $      8,000
                                                                       ============      ============

Basic and diluted net (loss) income per share applicable to
    common shareholders                                                $       0.00      $       0.00
                                                                       ============      ============

Weighted average shares outstanding                                      22,298,598        20,221,108
                                                                       ============      ============


                             See accompanying notes.

                           UST Liquidating Corporation


                      Consolidated Statements of Operations
                   Six Months Ended December 31, 2000 and 1999


                                                                    2000              1999
                                                                 (unaudited)       (unaudited)
                                                                ------------      ------------
Net sales                                                       $  1,451,000      $  3,455,000
Cost of sales                                                        553,000         1,108,000
                                                                ------------      ------------
        Gross profit                                                 898,000         2,347,000
                                                                ------------      ------------

Selling, general and administrative expenses                       2,070,000         1,922,000
Write off of deferred rights offering costs                               --           138,000
                                                                ------------      ------------
                                                                   2,070,000         2,060,000
                                                                ------------      ------------
                                                                  (1,172,000)          287,000
                                                                ------------      ------------

Other income (expense):
    Gain on sale of assets                                         7,892,000                --
    Interest expense                                                 (60,000)         (175,000)
    Interest income                                                   21,000             4,000
                                                                ------------      ------------
                                                                   7,853,000          (171,000)
                                                                ------------      ------------

Income before income tax expense                                   6,681,000           116,000

Income tax expense                                                 2,249,000                --
                                                                ------------      ------------
Net income                                                      $  4,432,000      $    116,000
                                                                ============      ============

Basic and diluted net income per share applicable to common
     shareholders
                                                                $        .00      $        .01
                                                                ============      ============

Weighted average shares outstanding                               22,298,598        20,050,176
                                                                ============      ============


                             See accompanying notes.

                           UST Liquidating Corporation

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2000 and 1999

                                                                       2000              1999
                                                                    (unaudited)       (unaudited)
                                                                   ------------      ------------
 Operating activities:
        Net income                                                 $  4,432,000      $    116,000
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
         Depreciation                                                    49,000           115,000
         Amortization of intangible assets                              228,000           455,000
         Amortization of debt issue costs included in interest
           expense                                                       16,000            10,000
         Amortization of deferred compensation cost                      62,000            62,000
         Decrease in deferred income taxes                            2,111,000                --
         Gain on sale of assets                                      (7,892,000)               --
         Write off deferred costs                                            --           138,000
         Loss on sale of equipment                                           --             2,000
         Net changes in operating assets and liabilities               (209,000)         (419,000)
                                                                   ------------      ------------
 Net cash provided by (used in) operating activities                 (1,203,000)          479,000
                                                                   ------------      ------------

Investing activities:
        Purchase of property and equipment                                   --          (161,000)
                                                                   ------------      ------------
 Net cash used in investing activities:                                      --          (161,000)
                                                                   ------------      ------------

 Financing activities:
        Proceeds from sale of assets                                 15,115,000                --
        Distributions to shareholders                               (12,277,000)               --
        Principal payments on long-term debt                         (1,750,000)         (250,000)
                                                                   ------------      ------------
 Net cash provided by (used in) financing activities:                 1,088,000          (250,000)
                                                                   ------------      ------------

 Increase (decrease) in cash                                           (115,000)           68,000
 Cash and cash equivalents, beginning of period                         737,000           411,000
                                                                   ------------      ------------
 Cash and cash equivalents, end of period                          $    622,000      $    479,000
                                                                   ============      ============

Sale of Company assets to Veeder-Root Service Company:
 Assets sold                                                       $  7,918,000
Liabilities assumed by Veeder-Root                                     (695,000)
      Cash received from Veeder-Root                                (15,115,000)
                                                                   ------------

      Gain on sale                                                 $ (7,892,000)
                                                                   ============


                             See accompanying notes.

                           UST Liquidating Corporation

              Notes to Condensed Consolidated Financial Statements

    BASIS OF PRESENTATION

    The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc., (the "Company") included in this Form 10-QSB have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company's issued and outstanding common stock adopted a plan of liquidation, and accordingly the Company revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

    In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and six months ended December 31, 2000 and 1999 consist only of normal and recurring adjustments except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    Certain amounts for the prior period have been reclassified to conform to the current period presentation.

    SALE OF COMPANY ASSETS AND PLAN OF LIQUIDATION

    On September 21, 2000, the Company sold substantially all of the assets of the Company, net of certain liabilities to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly traded company) for $16,614,700, subject to adjustment based on the terms of the agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City.

    The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at December 31, 2000). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

                           UST Liquidating Corporation

              Notes to Condensed Consolidated Financial Statements

    SALE OF COMPANY ASSETS AND PLAN OF LIQUIDATION (CONTINUED)

    Cash proceeds from the sale to Veeder-Root of $15,114,700 were used to repay the outstanding $1.75 million term loan and accrued interest to BankBoston, N.A., pay costs incurred in connection with the Veeder-Root transaction and partially pay the liquidation preference of the Series A Preferred Stock. During the quarter ended September 30, 2000, $11,277,000 was paid to the Series A Preferred shareholders. An additional $1,000,000 was paid to the Series A Preferred shareholders during the quarter ended December 31, 2000. At December 31, 2000, the remaining liquidation preference amount estimated to be paid to the Series A Preferred shareholders is $1,003,000. Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, "Sagaponack", or the "Investors") own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company's common stock. It is not expected that there will be funds available for distribution to common shareholders. Any proceeds to be received upon the release of the held back portion of the sales price are to be used to pay costs associated with preserving the value of the Company's remaining assets (primarily proceeds from the sale), to pay costs associated with winding up the Company's business and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

    Upon effecting the transaction with Veeder-Root, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. Further, on August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company's board of directors unanimously approved a plan of liquidation (the "Plan of Liquidation"). The Plan of Liquidation provides that subsequent to the date of sale, the Company will not engage in any business, except for preserving the value of the Company's remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity.

    EARNINGS (LOSS) PER SHARE

    For the six months ended December 31, 2000, net income, applicable to common shareholders, is reduced to $0 due to the allocation of the Series A Preferred Stock distributions in excess of the carrying value of the Preferred Stock, which represents a return on investment to the preferred shareholders and a reduction in earnings available to common shareholders.

    Basic and diluted net income per share are the same for the three-months and six-months ended December 31, 1999, because the exercise price on options outstanding exceeded the Company's average price during the three and six months ended December 31, 1999.

    INVESTOR AND OTHER TRANSACTIONS

    During the six months ended December 31, 2000, the Company incurred $105,000 of board of directors fees, compared to $50,000 for the six months ended December 31, 1999.

    EQUITY

    The Company incurred $31,000 and $62,000 of stock-based compensation expense during the three and six months ended December 31, 2000 and 1999, respectively.

    LITIGATION

    On June 8, 2000, a complaint was filed against the Company and certain other parties, on behalf of certain common shareholders of the Company, alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. The Company, and certain other parties have filed a demurrer to plaintiffs' first amended complaint contending that plaintiffs have failed to state a valid cause of action. The defendants have approximately 60 days to file a notice of appeal with respect to the granting of defendants' demurrer, as by order dated January 22, 2001, the plaintiffs' derivative action was dismissed in its entirety. The Company intends to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect of the Company's financial position, results of operations, or cash flows.

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

    RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999

    On September 21, 2000 the Company closed the sale of substantially all of its assets to Veeder-Root in accordance with the terms of the definitive asset purchase agreement ("the agreement") executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. The Company is using the proceeds from the sale, $15,114,700 to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction,
    (ii) the repayment in full of $1.7 million in principal plus accrued interest and other charges of $253,467 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company's issued and outstanding Series A Convertible Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company's common stock. Sale proceeds of $1,500,000 are being held back to secure indemnity obligations and will be released 50% on April 1, 2002 and 50% on April 1, 2003. The Company presently intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

    In accordance with the terms of the agreement, Veeder Root delivered to the Company an unaudited consolidated balance sheet within 60 days after the Closing Date. The $25,000 additional gain on sale of assets is a result of the Veeder Root review and preparation of the balance sheet.

    FINANCIAL CONDITION AND LIQUIDITY

    On September 21, 2000, the Company sold substantially all of the assets of the Company, net of certain liabilities to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly traded company) for $16,614,700, subject to adjustment based on the terms of the agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003.

    The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at December 31, 2000). In addition, Veeder-Root is to assume substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

                          PART II -- OTHER INFORMATION

    ITEM 3. LEGAL PROCEEDINGS

    On June 8, 2000, a class action complaint was filed by Stourbridge Investments Ltd. against the Company, Barry S. Rosenstein, Marc A. Weisman, Dan R. Cook, Danaher Corporation, Buyer and RSP Capital, L.L.C. alleging breach of fiduciary duty in connection with the transactions completed by the Agreement. On August 24, 2000, the complaint was amended to including the allegation of corporate waste, and change the named plaintiffs and defendants. Specifically, Joseph Dilillo and David L. Timmons replaced Stourbridge Investments Ltd. as the named plaintiffs, and David Shapiro, Michael Lerner, Sagaponack Partners, L.P., Sagaponack International Partners, L.P. and Sagaponack International Holdings, L.L.C. have been added as named defendants. Defendants are required to answer the amended complaint by September 29, 2000. In addition, plaintiffs filed a Motion for a Preliminary Injunction on August 25, 2000. Defendants' filed their opposition to this Motion on September 8, 2000, and the Plaintiffs' filed their reply to Defendants' opposition on September 13, 2000. The preliminary injunction hearing was held on September 18, 2000 in Los Angeles Superior Court, and the motion for a Preliminary Injunction was denied in all respects. The Company, Barry Rosenstein, Marc Weisman and RSP Capital LLC have filed a demurer to plaintiffs' first amended complaint contending that plaintiffs have failed to state a valid cause of action. The demurrer asserts that plaintiffs' direct claim on behalf of individual shareholders is barred as a matter of law because they cannot pursue a claim on behalf of the Company. The demurrer further asserts that plaintiffs lack standing to pursue their derivative claim, or second cause of action, because they have not complied with the statutory procedures for filing a derivative action on behalf of the Company; namely they did not make a demand on the Board, and they did not demonstrate that such a demand would be futile. At a hearing on October 11, 2000, the defendants' demurrer was granted. The defendants have approximately 60 days to file a notice of appeal with respect to the granting of defendants' demurrer, as by order dated January 22, 2001, the plaintiffs' derivative action was dismissed in its entirety.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In accordance with the applicable provisions of the California General Corporation Law, in December 2000, stockholders of the Company owning a majority of the issued and outstanding shares of the common stock executed and delivered a majority written consent in lieu of a meeting voting for Barry Rosenstein, Marc Weisman, David Shapiro and Michael Lerner as directors of the Company with respect to the calendar year 2000.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           NONE

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UST LIQUIDATING CORPORATION
                                                 (Registrant)


    Date:    2/14/01                     By  /s/ Marc A. Weisman
           -----------                      ------------------------------------
                                             Marc A. Weisman
                                             Director


    Date:    2/14/01                     By  /s/ Barry S. Rosenstein
           -----------                      ------------------------------------
                                             Barry S. Rosenstein
                                             Director