Form 10QSB
period 2001-03-31
UST LIQUIDATING CORP
filed 2001-05-15
CIK 817820

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2001, were 22,298,598 shares, no par value.

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Shareholders
UST Liquidating Corporation


We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries (f/k/a USTMAN Technologies, Inc.) as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 10, 2001

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           UST Liquidating Corporation
                      Condensed Consolidated Balance Sheet

                                                                           March 31, 2001
                                                                             (unaudited)
                                                                           --------------
 Assets:
       Current assets:
          Cash and cash equivalents                                         $    487,000
          Prepaid and other assets                                                25,000
                                                                            ------------
              Total current assets                                               512,000
                                                                            ------------

       Deferred income taxes                                                     640,000
       Prepaid and other assets                                                   49,000
       Receivables from purchaser:
          Hold-back receivable (net of reserve of $150,000)                    1,350,000
          Interest receivable                                                     30,000
                                                                            ------------
                                                                               2,069,000
                                                                            ------------
             Total assets                                                   $  2,581,000
                                                                            ============

Liabilities and Shareholders' Equity:
        Current liabilities:
          Accounts payable                                                  $    109,000
                                                                            ------------
                    Total current liabilities                                    109,000
                                                                            ------------

         Deferred gain on sale                                                 1,500,000
                                                                            ------------

             Total liabilities                                                 1,609,000
                                                                            ------------

 Shareholders' equity:
       Series A preferred stock, no par value: 1,000,000 shares
         authorized, 9,717 shares issued and outstanding;
         remaining liquidation preference, $6,552,439                            972,000
       Common stock, no par value: 40,000,000 shares authorized,
         22,298,598 shares issued and outstanding at March 31, 2001           11,324,000
       Class A common stock, no par value; 15,000,000 shares
         authorized, none issued and outstanding                                      --
       Class B common stock, no par value; 15,000,000 shares
         authorized, none issued and outstanding                                      --
       Accumulated deficit                                                   (11,324,000)
                                                                            ------------
 Total shareholders' equity                                                      972,000
                                                                            ------------
                                                                            $  2,581,000
                                                                            ============


                             See accompanying notes

                           UST Liquidating Corporation


                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000

                                                                         2001                   2000
                                                                      (unaudited)            (unaudited)
                                                                     ------------           ------------
 Net sales                                                           $         --           $  1,706,000
 Cost of sales                                                                 --                572,000
                                                                     ------------           ------------

      Gross profit                                                             --              1,134,000
                                                                     ------------           ------------

 Selling, general and administrative expenses                              43,000                922,000
                                                                     ------------           ------------
                                                                          (43,000)               212,000
                                                                     ------------           ------------
 Other income (expense):
    Gain on sale of assets                                                (25,000)                    --
    Interest expense                                                           --                (93,000)
    Interest income                                                        21,000                  2,000
                                                                     ------------           ------------
                                                                           (4,000)               (91,000)
                                                                     ------------           ------------

Income (loss) before income tax expense                                   (47,000)               121,000

Income tax benefit                                                         16,000                     --
                                                                     ------------           ------------

 Net income (loss)                                                   $    (31,000)          $    121,000
                                                                     ============           ============

Basic and diluted net income (loss) per share applicable
     to common shareholders                                          $       0.00           $       0.01
                                                                     ============           ============

Weighted average shares outstanding                                    22,298,598             22,298,598
                                                                     ============           ============


                             See accompanying notes.

                           UST Liquidating Corporation


                      Consolidated Statements of Operations
                    Nine Months Ended March 31, 2001 and 2000

                                                                         2001                  2000
                                                                      (unaudited)           (unaudited)
                                                                     ------------           ------------
 Net sales                                                           $  1,451,000           $  5,161,000
 Cost of sales                                                            553,000              1,681,000
                                                                     ------------           ------------

       Gross profit                                                       898,000              3,480,000
                                                                     ------------           ------------

 Selling, general and administrative expenses                           2,113,000              2,843,000
 Write off of deferred rights offering costs                                   --                138,000
                                                                     ------------           ------------
                                                                        2,113,000              2,981,000
                                                                     ------------           ------------
                                                                       (1,215,000)               499,000
                                                                     ------------           ------------

 Other income (expense):
    Gain on sale of assets                                              7,866,000                     --
    Interest expense                                                      (60,000)              (268,000)
    Interest income                                                        43,000                  5,000
                                                                     ------------           ------------
                                                                        7,849,000               (263,000)
                                                                     ------------           ------------

Income before income tax expense                                        6,634,000                236,000

Income tax expense                                                      2,233,000                     --
                                                                     ------------           ------------

 Net income                                                          $  4,401,000           $    236,000
                                                                     ============           ============

Basic and diluted net income (loss) per share applicable
     to common shareholders                                          $       0.00           $        .01
                                                                     ============           ============

Weighted average shares outstanding                                    22,298,598             20,799,650
                                                                     ============           ============


                             See accompanying notes.

                           UST Liquidating Corporation

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000

                                                                        2001                   2000
                                                                     (unaudited)            (unaudited)
                                                                    ------------           ------------
 Operating activities:
       Net income                                                   $  4,401,000           $    236,000
       Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation                                                      49,000                163,000
        Amortization of intangible assets                                228,000                775,000
        Amortization included in interest expense                         16,000                 41,000
        Amortization of deferred compensation cost                        62,000                 62,000
        Decrease in deferred income taxes                              2,095,000                     --
        Gain on sale of assets                                        (7,866,000)                    --
        Write off deferred costs                                              --                138,000
        Loss on sale of equipment                                             --                  2,000
        Net changes in operating assets and liabilities                 (297,000)              (521,000)
                                                                    ------------           ------------
 Net cash (used in) provided by operating activities                  (1,312,000)               772,000
                                                                    ------------           ------------

Investing activities:
       Purchase of property and equipment                                     --               (224,000)
                                                                    ------------           ------------
 Net cash used in investing activities:                                       --               (224,000)
                                                                    ------------           ------------

 Financing activities:
       Proceeds from sale of assets                                   15,089,000                     --
       Distributions to shareholders                                 (12,277,000)                    --
       Principal payments on long-term debt                           (1,750,000)              (375,000)
       Increase in deferred debt issuance cost                                --                (60,000)
                                                                    ------------           ------------
 Net cash provided by (used in) financing activities:                  1,062,000               (435,000)
                                                                    ------------           ------------

 Increase (decrease) in cash and cash equivalents                       (250,000)               113,000
 Cash and cash equivalents, beginning of period                          737,000                411,000
                                                                    ------------           ------------
 Cash and cash equivalents, end of period                           $    487,000           $    524,000
                                                                    ============           ============

Sale of Company assets to Veeder Root Service Company:
     Assets sold                                                    $  7,918,000
     Liabilities assumed by Veeder Root                                 (695,000)
     Cash received from Veeder Root                                  (15,089,000)
                                                                    ------------

     Gain on sale                                                   $ (7,866,000)
                                                                    ============


                            See accompanying notes.

                           UST LIQUIDATING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the "Company") included in this Form 10-QSB have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company's issued and outstanding common stock adopted a plan of liquidation, and accordingly, the Company revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 2001 and 2000 consist only of normal and recurring adjustments except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

SALE OF COMPANY ASSETS AND PLAN OF LIQUIDATION

On September 21, 2000, the Company sold substantially all of the assets of the Company, net of certain liabilities to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for $16,614,700, subject to adjustment based on the terms of the agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City.

In January 2001, the Company and Veeder-Root agreed to a final purchase price adjustment of approximately $25,000, resulting in an adjusted purchase price of $16,589,000.

                           UST LIQUIDATING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALE OF COMPANY ASSETS AND PLAN OF LIQUIDATION (CONTINUED)

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at March 31, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

Cash proceeds from the sale to Veeder-Root were used to repay the outstanding $1.75 million term loan and accrued interest to BankBoston, N.A., pay costs incurred in connection with the Veeder-Root transaction and partially pay the liquidation preference of the Series A Preferred Stock. During the quarter ended September 30, 2000, $11,277,000 was paid to the Series A Preferred shareholders. An additional $1,000,000 was paid to the Series A Preferred shareholders during the quarter ended December 31, 2000. At March 31, 2001, the remaining liquidation preference amount estimated to be paid to the Series A Preferred shareholders is $972,000. Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, "Sagaponack", or the "Investors") own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company's common stock. It is not expected that there will be funds available for distribution to common stockholders. Any proceeds to be received upon the release of the held back portion of the sales price are to be used to pay costs associated with presenting the value of the Company's remaining assets (primarily proceeds from the sale), to pay costs associated with winding up the Company's business and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

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

EARNINGS (LOSS) PER SHARE

For the nine months ended March 31, 2001, net income applicable to common shareholders is reduced to $0 due to the allocation of the Series A Preferred Stock distributions in excess of the carrying value of the Preferred Stock, which represents a return on investment to the preferred shareholders and a reduction in earnings available to common shareholders.

Basic and diluted net income per share are the same for the three-months and nine-months ended March 31, 2000, because the exercise price on options outstanding exceeded the average price of the Company's common stock during the three and nine months ended March 31, 2000.

INVESTOR AND OTHER TRANSACTIONS

During the nine months ended March 31, 2001, the Company incurred $130,000 of board of directors fees, compared to $75,000 for the nine months ended March 31, 2000.

EQUITY

The Company incurred $0 and $62,000 of stock based compensation during the three and nine month periods ended March 31, 2001. In the prior fiscal periods, the Company incurred $31,000 and $93,000 during the three and nine month periods, respectively.

LITIGATION

On June 8, 2000, a complaint was filed against the Company and certain other parties, on behalf of certain common shareholders of the Company, alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. The Company, and certain other parties have filed a demurrer to plaintiffs' first amended complaint contending that plaintiffs have failed to state a valid cause of action. The plaintiffs' derivative action was dismissed in its entirety pursuant to a court order dated January 22, 2001. The Company intends to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect of the Company's financial position, results of operations, or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2000

On September 21, 2000, the Company closed the sale of substantially all of its assets to Veeder-Root in accordance with the terms of the definitive asset purchase agreement ("the agreement") executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. The Company is using the proceeds from the sale, $15,089,000 (initial proceeds of $15,115,000, less $25,000 repaid to Veeder-Root pursuant to final purchase price adjustment) to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (ii) the repayment in full of $1.7 million in principal plus accrued interest and other charges of $253,467 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company's issued and outstanding Series A Convertible Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company's common stock. In January 2001, the Company and Veeder-Root agreed to a final purchase price adjustment of approximately $25,000 made in accordance with the terms of the agreement. Sale proceeds of $1,500,000 are being held back to secure indemnity obligations and will be released 50% on April 1, 2002 and 50% on April 1, 2003. The Company presently intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.


FINANCIAL CONDITION AND LIQUIDITY

On September 21, 2000, the Company sold substantially all of the assets of the Company, net of certain liabilities, to Veeder-Root Service Company ("Veeder-Root"), a wholly owned subsidiary of Danaher Corporation (a publicly traded company) for $16,589,700 (original purchase price of $16,614,700, less $25,000 purchase price adjustment). Of the total purchase price, $1,500,000 is to be held back by Veeder-Root to secure indemnity obligations of the Company. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003.

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at March 31, 2001). In addition, Veeder-Root is to assume substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 8, 2000, a class action complaint was filed by Stourbridge Investments Ltd. against the Company, Barry S. Rosenstein, Marc A. Weisman, Dan R. Cook, Danaher Corporation, Buyer and RSP Capital, L.L.C. alleging breach of fiduciary duty in connection with the transactions completed by the Agreement. On August 24, 2000, the complaint was amended to include the allegation of corporate waste, and change the name of plaintiffs and defendants. Specifically, Joseph Dilillo and David L. Timmons replaced Stourbridge Investments Ltd. as the named plaintiffs, and David Shapiro, Michael Lerner, Sagaponack Partners, Ltd, Sagaponack International Partners, L.P. and Sagaponack International Holdings, LLC have been added as named defendants. In addition, plaintiffs filed a motion for a Preliminary Injunction on August 25, 2000. Defendants' filed their opposition to this Motion on September 8, 2000, and the Plaintiffs filed their reply to Defendants' opposition on September 13, 2000. The preliminary injunction hearing was held on September 18, 2000 in Los Angeles Superior Court and the motion for a Preliminary Injunction was denied in all respects. The Company, Barry Rosenstein, Marc Weisman and RSP Capital LLC have filed a demurer to plaintiffs' first amended complaint contending that plaintiffs have failed to state a valid cause of action. The demurrer asserts that plaintiffs' direct claim on behalf of individual shareholders is barred as a matter of law because they cannot pursue a claim on behalf of the Company. The demurrer further asserts that plaintiffs lack standing to pursue their derivative claim, or second cause of action, because they have not complied with the statutory procedures for filing a derivative action on behalf of the Company; namely they did not make a demand on the Board, and they did not demonstrate that such a demand would be futile. At a hearing on October 11, 2000, the defendants' demurrer was granted. The defendants had approximately 60 days to file a notice of appeal with respect to the granting of defendants' demurrer, as by order dated January 22, 2001, the plaintiffs' derivative action was dismissed in its entirety. The defendants filed a notice of appeal within the 60 day period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UST LIQUIDATING CORPORATION
                                                  (Registrant)


Date: May 15, 2001                                By /s/ Marc A. Weisman
                                                    ----------------------------
                                                    Marc A. Weisman
                                                    Director


Date: May 15, 2001                                By /s/ Barry S. Rosenstein
                                                    ----------------------------
                                                    Barry S. Rosenstein
                                                    Director