Form 10KSB40
period 2001-06-30
UST LIQUIDATING CORP
filed 2001-10-15
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                         Commission File Number 0-16011

          UST Liquidating Corporation (f/k/a USTMAN Technologies, Inc.)
          -------------------------------------------------------------
                 (Name of small business issuer in its charter)

             California                                         95-2873757
             ----------                                     -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation of organization)                            Identification No.)

  536 Pacific Avenue San Francisco, California                     94133
  --------------------------------------------                   ----------
        (Address of principal                                    (Zip Code)
          executive offices)

Issuer's telephone number:  (415) 989-7770

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

State issuer's revenues for its most recent fiscal year:  $1,451,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on October 8, 2001 was $222,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer's common stock, as of October 8, 2001, was 22,298,598.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a)      Business Development

         UST Liquidating Corporation, formerly USTMAN Technologies, Inc. ("the Company") was incorporated under California law in 1947. On September 21, 2000, the Company completed the sale of substantially all of its assets to Veeder-Root Service Company ("Veeder-Root") a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement that the Company entered into with Veeder-Root on July 21, 2000. In accordance with the Asset Purchase Agreement, the adjusted sales price was $16,589,000, of which the Company received $15,089,000 in cash, and of which $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City.

         The assets sold by the Company include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

         Proceeds of $15,089,000 were used to repay the outstanding term loan and accrued interest to BankBoston, N.A., pay costs incurred in connection with the Veeder-Root transaction and pay $12,277,000 of the liquidation preference of the Series A Preferred Stock. Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, "Sagaponack", or the "Investors") own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company's common stock. It is not expected that there will be funds available for distribution to common stockholders. Any proceeds to be received upon the release of the held back portion of the sales price are to be used to pay costs associated with presenting the value of the Company's remaining assets (primarily proceeds from the sale), to pay costs associated with winding up the Company's business and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

         As a result of completing the sale to Veeder-Root, the Company no longer has any business operations, and terminated executive management and employee positions. Further, on August 16, 2000, in contemplation of, and conditioned upon the closing of the Veeder-Root transaction, the Company's board of directors unanimously approved a plan of liquidation (the "Plan of Liquidation"). The Plan of Liquidation provides that after the Closing Date, the Company will not engage in any business, except for preserving the value of the Company's remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity. Revenues and expenses are anticipated to consist primarily of interest income earned on remaining cash balances and legal and accounting expenses expected to be incurred in connection with corporate winding up and liquidation. The Company believes that revenues and expenses subsequent to the transaction will continue to represent a minimal continuing impact to the Company.

         Prior to the sale to Veeder-Root, the Company was known as USTMAN Technologies, Inc. The Company was engaged in statistical inventory reconciliation leak detection for underground storage tanks and product piping. Statistical inventory reconciliation provides owners and operators of underground storage tank systems with compliance for monthly monitoring leak detection requirements as well as management of fuel inventory.

(b)      Business of the Issuer

         As a result of completing the sale to Veeder-Root, the Company no longer has any business operations, and terminated executive management and employee positions. Further, on August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company's board of directors unanimously approved a plan of liquidation (the "Plan of Liquidation"). The Plan of Liquidation provides that after the Closing Date, the Company will not engage in any business, except for preserving the value of the Company's remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity. Revenues and expenses are anticipated to consist primarily of interest income earned on remaining cash balances and legal and accounting expenses expected to be incurred in connection with corporate winding up and liquidation. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

         Principal Services and Products and their Markets. Prior to completing the sale to Veeder-Root, the Company was primarily engaged in providing leak detection services to owners and operators of underground storage tanks by analyzing the inventory of a tank to determine whether the tank was leaking. This was accomplished using proprietary, certified software and highly trained individuals. This method of leak detection is known as statistical inventory reconciliation, or "SIR". The Company's proprietary software was also designed to assist with inventory management and regulatory compliance. These services were provided on a recurring monthly fee basis under annually renewable agreements. The Company also licensed the proprietary software for larger customers. The customers could then perform the leak detection analysis internally and submit the results to the Company for review.

         In addition to providing statistical inventory reconciliation services, the Company licensed fuel management software and sold related fuel management products including in-tank automatic tank gauges, network data gathering equipment and cathodic protection (a form of corrosion protection) for underground storage tanks.

         The Company marketed an automatic tank gauge system that (i) minimized the human element in gathering tank volume data, and (ii) further automated the analytical process to improve data processing efficiency. This automatic tank gauge system was marketed as Extreme Fuel Management(TM) and provided the Company's statistical inventory reconciliation service and on-line capabilities.

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

         Distribution Methods. The Company employed full time regional sales managers to sell its services and products. These employees were paid salary and commission. Additionally, the

Company had commission only arrangements with trade associations and independent sales representatives by which groups of tank owners or operators obtained the services and products of the Company. In some of these arrangements the associations or representatives provided some statistical inventory reconciliation related service, such as, collecting data from the owners or operators of underground storage tank systems, transmitting data, or printing reports of the statistical inventory reconciliation analysis. Sales were supported through trade publications, advertising, direct mail and strategic trade show attendance.

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

         Employees. Subsequent to September 24, 2000 the Company had no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         At June 30, 2001, the Company had no operations or related property.

ITEM 3. LEGAL PROCEEDINGS

         On June 8, 2000, a class action complaint was filed by Stourbridge Investments Ltd. against the Company, Barry S. Rosenstein, Marc A. Weisman, Dan R. Cook, Danaher Corporation, Buyer and RSP Capital, L.L.C. alleging breach of fiduciary duty in connection with the transactions completed by the Agreement. On August 24, 2000, the complaint was amended to include the allegation of corporate waste, and change the name of plaintiffs and defendants. Specifically, Joseph Dilillo and David L. Timmons replaced Stourbridge Investments Ltd. as the named plaintiffs, and David Shapiro, Michael Lerner, Sagaponack Partners, Ltd, Sagaponack International Partners, L.P. and Sagaponack International Holdings, LLC have been added as named defendants. In addition, plaintiffs filed a motion for a Preliminary Injunction on August 25, 2000. Defendants' filed their opposition to this Motion on September 8, 2000, and the Plaintiffs filed their reply to Defendants' opposition on September 13, 2000. The preliminary injunction hearing was held on September 18, 2000 in Los Angeles Superior Court and the motion for a Preliminary Injunction was denied in all respects. The Company, Barry Rosenstein, Marc Weisman and RSP Capital LLC subsequently filed a demurer to plaintiffs' first amended complaint contending that plaintiffs have failed to state a valid cause of action. The demurrer asserted that plaintiffs' direct claim on behalf of individual shareholders was barred as a matter of law because they could not pursue a claim on behalf of the Company. The demurrer further asserted that plaintiffs lacked standing to pursue their derivative claim, or second cause of action, because they did not comply with the statutory procedures for filing a derivative action on behalf of the Company; namely they did not make a demand on the Board, and they did not demonstrate that such a demand would be futile. At a hearing on October 11, 2000, the defendants' demurrer was granted. Plaintiffs filed a notice of appeal and voluntarily dismissed with prejudice their derivative cause of action. Their appeal is solely with regard to the direct cause of action, which the trial court dismissed with prejudice. All parties have fully briefed the appeal with the California Court of Appeals and oral argument has been scheduled for October 26, 2001 with respect to the granting of defendants' demurrer, as by order dated January 22, 2001, the plaintiffs' derivative action was dismissed in its entirety.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board under the symbol USTX.

         The following table sets forth the high and low bid and sales prices of the shares of Common Stock of the company for each quarterly fiscal period within the last two fiscal years. These prices do not include allowances for retail markup or markdown, commissions, or other transaction costs and, therefore, do not represent actual transactions.

QUARTER ENDING--           6/30/01          3/31/01           12/31/00         9/30/00

HIGH BID PRICE             $  0.06          $  0.04           $   0.04         $  0.14

LOW BID PRICE              $  0.01          $ 0.008           $  0.005         $ 0.012

QUARTER ENDING--           6/30/00          3/31/00           12/31/99         9/30/99

HIGH BID PRICE             $  0.09          $  0.38           $   0.31         $  0.12

LOW BID PRICE              $  0.09          $  0.31           $   0.31         $  0.12

         As of September 27, 2001, there were approximately 1,300 record holders of the Company's Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

         The Company has never declared a cash dividend on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of operations through September 21, 2000

         The Company recognized net sales, cost of sales, and gross profit through September 21, 2000, at which time the Company's operations were sold to Veeder-Root. Selling, general and administrative expenses through September 21, 2000, include $275,000 of expense incurred in connection with employment termination costs paid to former officers of the Company. Selling, general and administrative expense also includes approximately $125,000 of legal and professional fees.

Liquidity and Capital Resources

         On September 21, 2000 the Company closed the sale of substantially all of its assets to Veeder-Root in accordance with the terms of the definitive asset purchase agreement (the "Agreement") executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. The Company used the proceeds from the sale, $15,089,000 to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (approximately $450,000) (ii) the repayment in full of $1.75 million in principal plus accrued interest and other charges of $253,000 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company's issued and outstanding Series A Convertible

Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company's common stock. Sale proceeds of $1,500,000 are being held back to secure indemnity obligations and will be released 50% on April 1, 2002 and 50% on April 1, 2003. The Company presently intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

         On September 21, 2000, the Company sold substantially all of the assets of the Company, net of certain liabilities, to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. A reserve of $150,000 has been applied against the receivable to allow for estimated liquidation costs. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003.

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

Recent accounting pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach, and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of either SFAS No. 141 or SFAS No. 142 will have an impact on the financial condition or results of operations of the Company.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No.101.

ITEM 7.   FINANCIAL STATEMENTS


                           UST Liquidating Corporation
                        Consolidated Financial Statements

                       Years ended June 30, 2001 and 2000



                                      Index


Independent Auditors' Report................................................F-1

Consolidated Financial Statements:

       Consolidated Balance Sheet...........................................F-2
       Consolidated Statements of Operations................................F-3
       Consolidated Statements of Shareholders' Equity .....................F-4
       Consolidated Statements of Cash Flows................................F-5
       Notes to Consolidated Financial Statements...........................F-6

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
UST Liquidating Corporation

We have audited the accompanying consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on September 21, 2000, substantially all of the assets of the Company were sold, net of certain liabilities, for $16,589,000, subject to adjustment based on the terms of an Asset Purchase Agreement. On August 16, 2000, the Company's board of directors unanimously approved a Plan of Liquidation pursuant to which the Company intends to wind up its affairs and cease to exist as an operating company.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
October 10, 2001

                           UST Liquidating Corporation

                           Consolidated Balance Sheet

                                  June 30, 2001

                                     ASSETS

Current assets:
   Cash and cash equivalents                                  $    371,000
   Prepaid expenses                                                 78,000
   Receivable from purchaser, current portion (Note 2)             772,000
   Deferred income taxes (Note 5)                                  220,000
                                                              ------------
          Total current assets                                   1,441,000
                                                              ------------

Deferred income taxes                                              280,000
Receivable from purchaser, net of current portion                  623,000
Other assets                                                        42,000
                                                              ------------
                                                                   945,000
                                                              ------------

                                                              $  2,386,000
                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $     23,000
   Deferred gain and interest, current portion (Note 2)            772,000
                                                              ------------
          Total current liabilities                                795,000

Deferred gain and interest, net of current portion                 773,000
                                                              ------------
         Total liabilities                                       1,568,000
                                                              ------------

Commitments and contingencies (Note 7)

Shareholders' equity (Note 6):
   Series A preferred stock, no par value; 1,000,000 shares
     authorized; 9,717 shares issued and outstanding;
     liquidation preference $5,968,000                             818,000
   Common stock, no par value; 25,000,000 shares
      authorized; 22,298,598 shares issued and outstanding      11,519,000
   Class A common stock, no par value; 15,000,000 shares
     authorized;  none issued and outstanding
   Class B common stock, no par value; 15,000,000 shares
     authorized; none issued and outstanding
   Accumulated deficit                                         (11,519,000)
                                                              ------------
           Total shareholders' equity                              818,000
                                                              ------------

                                                              $  2,386,000
                                                              ============


See accompanying notes.

                           UST Liquidating Corporation

                      Consolidated Statements of Operations




                                                     Years ended June 30,
                                                    2001             2000
                                                 ------------    ------------
Net sales                                        $  1,451,000    $  6,707,000
Cost of sales                                         553,000       2,249,000
                                                 ------------    ------------

         Gross profit                                 898,000       4,458,000

Selling, general and administrative expenses        1,578,000       3,990,000
                                                 ------------    ------------

                                                     (680,000)        468,000
                                                 ------------    ------------

Other income (expense):
   Gain on sale of assets (Note 2)                  7,416,000
   Interest expense                                  (133,000)       (424,000)
   Interest income                                     17,000           8,000
                                                 ------------    ------------

                                                    7,300,000        (416,000)
                                                 ------------    ------------

Income before income tax                            6,620,000          52,000
Income tax (expense) benefit                       (2,405,000)      2,710,000
                                                 ------------    ------------


Net income                                      $   4,215,000    $  2,762,000
                                                =============    ============

Basic and diluted net income per share
    applicable to common shareholders (Note 3)   $       0.00    $       0.00
                                                 ============    ============


Weighted average shares outstanding                22,298,598      21,185,032
                                                 ============    ============


See accompanying notes.

                           UST Liquidating Corporation

                 Consolidated Statements of Shareholders' Equity


                                           Preferred stock                   Common stock           Additional
                                        ----------------------           -------------------          paid-in       Accumulated
                                        Shares          Amount           Shares       Amount          capital         deficit
                                        ------          ------           ------       ------        -----------     ------------
Balances, July 1, 1999                       9,717   $  9,717,000      19,879,243   $ 12,826,000    $  1,134,000    $(18,496,000)

Amortization of deferred
   compensation cost                                                                                     125,000

Conversion of investors' advance
   to common stock                                                      2,419,355        750,000

Net income                                                                                                             2,762,000
                                      ------------   ------------    ------------   ------------    ------------    ------------
Balances, June 30, 2000                      9,717      9,717,000      22,298,598     13,576,000       1,259,000     (15,734,000)

Amortization of deferred                                                                                  62,000
   compensation cost

Allocation of additional
   paid-in capital and common
   stock balance to preferred stock                     3,378,000                     (2,057,000)     (1,321,000)


Distributions to preferred
   shareholders                                       (12,277,000)

Net income                                                                                                             4,215,000
                                      ------------   ------------    ------------   ------------    ------------    ------------

Balances, June 30, 2001                      9,717   $    818,000      22,298,598   $ 11,519,000              --    $(11,519,000)
                                      ============   ============    ============   ============    ============    ============




                                           Total
                                           -----
Balances, July 1, 1999                 $  5,181,000

Amortization of deferred
   compensation cost                        125,000

Conversion of investors' advance
   to common stock                          750,000

Net income                                2,762,000
                                       ------------
Balances, June 30, 2000                   8,818,000

Amortization of deferred
   compensation cost                         62,000

Allocation of additional
   paid-in capital and common
   stock balance to preferred stock


Distributions to preferred
   shareholders                         (12,277,000)

Net income                                4,215,000
                                       ------------

Balances, June 30, 2001                $    818,000
                                       ============


See accompanying notes.

                           UST Liquidating Corporation

                      Consolidated Statements of Cash Flows



                                                           Years ended June 30,
                                                           2001            2000
                                                       ------------    ------------
Operating activities:
Net income                                             $  4,215,000    $  2,762,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            49,000         203,000
     Amortization of intangible assets                      228,000         909,000
     Amortization of debt issue costs included in
        interest expense                                     16,000          55,000
     Reserve for liquidation costs                          150,000
     Amortization of deferred compensation cost              62,000         125,000
     Gain on sale of assets                              (7,416,000)
     Deferred income taxes                                2,235,000      (2,735,000)
     Write-off of deferred costs                                             50,000
     Loss on disposal of equipment                                            4,000
     Net changes in operating assets and liabilities       (450,000)       (110,000)
                                                       ------------    ------------

Net cash (used in) provided by operating activities        (911,000)      1,263,000
                                                       ------------    ------------

Investing activities:
     Purchases of furniture and equipment                   (67,000)       (312,000)
                                                       ------------    ------------

Net cash used in investing activities                       (67,000)       (312,000)
                                                       ------------    ------------

Financing activities:
     Proceeds from sale of assets                        15,089,000
     Costs incurred in sale of assets                      (450,000)
     Distributions to preferred shareholders            (12,277,000)
     Principal payments on long-term debt                (1,750,000)       (625,000)
                                                       ------------    ------------

Net cash provided by (used in) financing activities         612,000        (625,000)
                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents           (366,000)        326,000
Cash and cash equivalents, beginning of year                737,000         411,000
                                                       ------------    ------------

Cash and cash equivalents, end of year                 $    371,000    $    737,000
                                                       ============    ============

See accompanying notes.

                           UST Liquidating Corporation

                   Notes to Consolidated Financial Statements

                       Years Ended June 30, 2001 and 2000


1. ORGANIZATION

UST Liquidating Corporation and subsidiaries (the "Company"), formerly USTMAN Technologies, Inc., provided environmental services to owners and operators of underground storage tanks in the United States and abroad through September 21, 2000 (Note 2). These services included statistical inventory reconciliation and other monitoring methods accepted by various regulatory authorities.

The Company's consolidated operations for the year ended June 30, 2000, and through September 21, 2000, were concentrated in a single business segment--the environmental services industry. There were no customers that generated greater than 10% of net sales for the year ended June 30, 2000 and through September 21, 2000, and sales to customers outside of the United States were immaterial during 2001 and 2000.

The Company's wholly-owned subsidiaries include Watson Systems, Inc. ("Watson Systems"), EnvirAlert, Inc. ("EnvirAlert"), and Advanced Tank Certification, Inc. ("ATC"). The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard Systems, Inc. ("Toxguard Systems").

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the "Agreement") The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. A reserve of $150,000 has been applied against the receivable to allow for estimated liquidation costs. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at June 30, 2001, is $45,000, which has been recorded as deferred revenue.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

Cash proceeds from the sale to Veeder-Root of $15,089,000 were used to repay the outstanding $1.75 million term loan and accrued interest to BankBoston, N.A. (Note 4), pay approximately $450,000 of costs incurred in connection with the Veeder-Root transaction, and pay $12,277,000 of the liquidation preference of the Series A Preferred Stock (Note 6).

                           UST Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS
(CONTINUED)

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively, "Sagaponack", or the "Investors") own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company's common stock. It is not expected that there will be funds available for distribution to the common stockholders. Any proceeds to be received upon the release of the held back portion of the sale's price are to be used to pay costs associated with preserving the value of the Company's remaining assets, to pay costs associated with winding up the Company's business, and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company's board of directors unanimously approved a plan of liquidation (the "Plan of Liquidation"). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company's business, at which time the Company is to cease to exist as an operating entity.

The carrying values of the Company's financial instruments at September 21, 2000, and through June 30, 2001, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING POLICIES RELATING TO ASSETS SOLD

Inventory

Inventory consisted of tank gauge equipment and was stated at the lower of cost or market through September 21, 2000, at which time the Company's inventory was sold to Veeder-Root. Cost was determined using the average cost method.

Furniture and Equipment

Furniture and equipment was carried at cost and was depreciated through September 21, 2000, under the straight-line method over an estimated useful life of five years. Furniture and equipment was sold to Veeder-Root on September 21, 2000.

Intangible assets

Through September 21, 2000, goodwill of $2,782,000 related to the USTMAN Industries and Watson Systems acquisitions was amortized on a straight-line basis over 15 years, and goodwill of $3,058,000 relating to the ATC acquisition was amortized on a straight-line basis over 10 years. Other goodwill of $106,000 was amortized on a straight-line basis over 20 years. Acquired technology was amortized on a straight-line basis over eight years, and copyrights and other costs were amortized on a straight-line basis over five years.

REVENUE RECOGNITION

During the year-ended June 30, 2000, and through September 21, 2000, the Company primarily generated revenue through the testing of underground storage tanks and related software (storage tank monitoring software) services. Sales were recognized when services were performed. Prepaid contracts were recorded as deferred revenue and recognized ratably over the related service period. Revenues from up-front fees for software were recognized when the software was provided to the customer. Revenues from license agreements were recognized ratably over the term of the agreement as service was provided. No business operations have occurred since September 21, 2000.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expense was approximately $62,000 for the year ended June 30, 2000, and was not material in 2001.

ADVERTISING

Advertising costs are expensed as incurred and include trade shows, direct mailings, and trade publications. Advertising expense was $33,000 and $184,000 for the years ended June 30, 2001 and 2000, respectively. No advertising expense has been incurred subsequent to September 21, 2000.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the options' exercise price. Compensation cost for performance shares issued to non-employees is recorded over the vesting period from the date the underlying stock options are exercised, based on the fair market value of the Company's common stock on the option exercise date.

EARNINGS PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income per share computation. Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares would be to increase income per share and decrease loss per share.

For the years ended June 30, 2001 and 2000, net income available to common shareholders is $0 due to the allocation of all net income to the preferred shareholders. The allocation of all net income to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

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

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

Changes in operating assets and liabilities for the years ended June 30, 2001 and 2000, as shown in the consolidated statements of cash flows are as follows:

                                                                      2001         2000
                                                                    ---------    ---------
                  Accounts receivable                               $ 436,000    $ (15,000)
                  Inventory                                           (25,000)      36,000
                  Prepaid expenses and other assets                  (232,000)      (1,000)
                  Accounts payable                                   (124,000)    (278,000)
                  Accrued expenses and deferred employee benefits    (341,000)     202,000
                  Income tax payable                                  (25,000)      25,000
                  Deferred revenue                                   (139,000)     (79,000)
                                                                    ---------    ---------

                                                                    $(450,000)   $(110,000)
                                                                    =========    =========

         Non-cash investing and financing activities include the conversion of a $750,000 Investor advance into 2,419,355 shares of common stock during the year ended June 30, 2000, and the sale of the Company's assets, net of certain liabilities, to Veeder-Root in September 2000, as follows:

                  Assets sold             $  7,918,000
                  Receivable                (1,500,000)
                  Liabilities assumed         (695,000)
                  Deferred gain on sale      1,500,000
                  Transaction costs            450,000
                  Cash received            (15,089,000)
                                          ------------

                  Gain on sale            $ (7,416,000)
                                          ============


The Company paid income taxes of $179,000 in 2001 and none in 2000. The Company paid interest of $253,000 and $304,000 during the years ended June 30, 2001 and 2000 respectively.

COMPREHENSIVE INCOME

During the years ended June 30, 2001 and 2000, the Company did not have any components of comprehensive income to report.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach, and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of either SFAS No. 141 or SFAS No. 142 will have an impact on the financial condition or results of operations of the Company.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101.

4. BANK LOAN

Through September 21, 2000, the Company had a term loan and financing agreement with Bank Boston, N.A. ("Bank Boston"). At July 1, 1999, the balance of the term loan was $2,375,000, of which $625,000 was paid during the year ended June 30, 2000. Due to the Company's sale of its assets to Veeder-Root on September 21, 2000, the term loan principal balance of $1,750,000 and related accrued interest of $253,000 was callable by Bank Boston and was paid by the Company on that date.

The Bank Boston term loan had an interest rate equivalent to the Bank Boston Base Rate plus 3%-3.5% (9.5% at June 30, 2000), depending upon the level of earnings before interest, taxes, depreciation and amortization ("EBITDA") achieved by the Company. The agreement also required the Company to pay additional interest totaling the greater of $150,000 or 10% of the average consolidated EBITDA during fiscal years 1999, 2000, and 2001.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


5. INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2001 and 2000, consists of the following:

                                                     2001          2000
                                                  -----------   -----------
              Current:
                     Federal                      $   169,000   $    22,000
                     State and local                    1,000         3,000
                                                  -----------   -----------

                                                      170,000        25,000
                                                  -----------   -----------
              Deferred:
                     Federal                        2,102,000       868,000
                     State and local                  133,000       128,000
                                                  -----------   -----------
                                                    2,235,000       996,000
                                                  -----------   -----------
              Change in valuation allowance for
              deferred tax assets                                (3,731,000)
                                                  -----------   -----------
              Income tax expense (benefit)        $ 2,405,000   $(2,710,000)
                                                  ===========   ===========

A reconciliation of income tax expense (benefit) for the years ended June 30, 2001 and 2000, computed at the statutory federal income tax rate of 34% to the effective income tax expense (benefit) is as follows:

                                                  2001           2000
                                               -----------    -----------
               Expected income tax provision   $ 2,251,000    $    18,000
               Nondeductible expense                              171,000
               Benefit of net operating loss
                   carryforwards                               (2,924,000)
               Alternative minimum tax             154,000         25,000
                                               -----------    -----------
                                               $ 2,405,000    $(2,710,000)
                                               ===========    ===========

At June 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,600,000, which begin to expire from fiscal year 2007 through 2019. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 2001, are as follows:

 Net operating loss carryforwards   $ 2,200,000
 Reserve for liquidation costs           58,000
 Deferred gain on sale                 (585,000)
 Valuation allowance                 (1,173,000)
                                    -----------

  Net deferred tax assets           $   500,000
                                    ===========

         A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The change in the valuation allowance for the year ended June 30, 2001, was $403,000.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


6. SHAREHOLDERS' EQUITY

SERIES A PREFERRED STOCK

The Series A Preferred Stock the "Preferred Stock" has an aggregate allocation amount (the "Allocation Amount") of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 8% dividend (based on the Allocation Amount), if and when declared by the board of directors. The effective dividend rate is 8.26% and 8.92% for the years ended June 30, 2001 and 2000. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. During the year ended June 30, 2001, distributions of $12,277,000 were paid to the Series A Preferred Shareholders. At June 30, 2001, the remaining liquidation preference amount is $5,968,000.

STOCK OPTIONS

At June 30, 2000, the Company had 4,243,518 options outstanding, which had exercise prices ranging from $0.29 to $1.57 per share. In connection with the Veeder-Root transaction and Plan of Liquidation, the Company terminated executive management and employee positions in September 2000. As a result, all options outstanding at June 30, 2000 and through September 21, 2000, expired unexercised 60 days after employee termination. The following table summarizes stock option activity for the years ended June 30, 2001 and 2000:

                                             Number   Weighted Average
                                           of Shares   Exercise Price
                                           ---------- -----------------
         Outstanding at July 1, 1999        2,420,518          1.57
            Granted                         2,180,000           .29
            Expired or forfeited             (357,000)         1.87
                                           ----------    ----------

         Outstanding at June 30, 2000       4,243,518           .89
            Expired                        (4,243,518)         1.64
                                           ----------    ----------

            Outstanding at June 30, 2001           --            --
                                           ==========    ==========

During the years ended June 30, 2001, and 2000, the Company recorded deferred compensation expense of $62,000 and $125,000, respectively. During the year ended June 30, 2000, the Company granted options with exercise prices that were equal to the market price of the common stock at the grant dates. In calculating pro forma information regarding net income per share under the provisions of SFAS No. 123, the fair value of the options granted in 2000 was estimated at the date of grant using a Black-Scholes option-pricing model utilizing an expected dividend yield of 0%, an expected stock price volatility of 150%, a risk-free interest rate of 6.5%, and an expected option-life of one year.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


6. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information for the year ended June 30, 2000, is summarized below:

                  Net income, as reported                    $2,762,000
                  Net income, pro forma                      $2,557,000
                  Net income per share, as reported          $     0.00
                  Net income per share, pro forma            $     0.00

7. COMMITMENTS AND CONTINGENCIES

DEFERRED EMPLOYEE BENEFIT AGREEMENT

In July 1991, the Company entered into a deferred compensation agreement with the Company's former president. The benefits, as defined under the agreement, required the Company to pay $2,700 per month throughout the former president's lifetime, with a minimum ten-year guaranteed payment. Upon his death, benefits may continue to his beneficiaries as defined under the agreement. Monthly payments were adjusted annually based on the Department of Labor Consumer Price Index. At the effective date of the agreement, the benefits are fully vested, but not funded. Veeder-Root assumed this obligation on September 21, 2000.

LEASES

The Company leased its office facilities and certain equipment under non-cancelable operating leases. Pursuant to the terms of the Agreement with Veeder-Root, these lease obligations were assumed by Veeder-Root on September 21, 2000. Lease expense for the years ended June 30, 2001 and 2000, was $48,000 and $140,000, respectively.

TRANSACTIONS WITH INVESTORS AND OTHERS

The Company agreed to pay the Investors and two Board members a total of $160,000 per year for board of director and management fees, which were recorded as expense in each of the years ended June 30, 2001 and 2000. The Company has agreed to pay the these fees through May 2002.

EMPLOYEE BENEFIT PLAN

The Company sponsored an employee savings plan under Section 401(k) of the Internal Revenue Code through September 21, 2000. Under the plan, all employees were eligible to participate after six months of service. Employees were allowed to defer up to 15% of their salary subject to limits set annually by the Internal Revenue Service and, at the Company's discretion, it could match annually. No expense for matching contributions was recorded in 2001 or 2000. The plan was terminated subsequent to the Veeder-Root sale.

                         USTMAN Liquidating Corporation

                       Years Ended June 30, 2001 and 2000


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the "Plaintiffs"), alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs' complaints contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000. The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. The briefing on the appeal has been completed and oral argument has been scheduled for October 26, 2001, with the California Court of Appeals. The Company intends to continue to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

BARRY S. ROSENSTEIN, 43, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, Ustman Technologies, Inc. (NASDAQ: USTX), TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.

MARC A. WEISMAN, 48, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation provided to the Company's executive officers.

                                       Annual Compensation                     Long term Compensation
                                     -----------------------           ----------------------------------------
                                                                                 Awards              Payouts
                                                                       ---------------------------- -----------
                                                                                     Securities
                                                                        Restricted   Underlying
   Name and principal    Fiscal                                           Stock        Options/        LTIP        All Other
        position          Year       Salary             Bonus             Awards        SARS          Payouts     Compensation
   ------------------    ------      ------             -----          ------------ -----------     -----------   ------------
Dan R. Cook
President and CEO        2000        $150,000          $98,000             --             --             --             --

                         2001        $ 37,500               --             --             --             --             --
                                     $250,000*

James B. Grant
Vice President,                                                                                                      $35,047
Corporate                                                                                                          (Production
Development              2000        $ 90,000               --             --             --             --           Bonus)

                         2001        $ 22,500               --             --             --             --             --
                                     $ 25,000E*


*Compensation in connection with termination.

OPTIONS/SARs GRANTED DURING THE YEAR ENDED JUNE 30, 2001

                                                                                            Potential Realized
                                                                                             Value at Assumed      Alternative
                                                                                          Annual Rates of Stock     to (f) and
                                                                                            Price Appreciation      (g): Grant
                                          Individual Grants                                   for Option Term       Date Value
        (a)                   (b)                (c)             (d)            (e)          (f)         (g)           (f)
                           Number of         % of Total
                          Securities        Options/ SARs
                          Underlying         Granted to      Exercise or    Expiration       5%          10%        Grant Date
                         Options/ SARs      Employees in     Base Price        Date                                   Present
        Name              Granted (#)        Fiscal Year       ($/Sh)                                                 Value $
        ----              ----------         ----------      -----------    ----------       --          ---        ----------
Dan R. Cook
James B. Grant

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 24, 2001 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                            Number of Shares
                         Name                               Beneficially Owned    Percent of Outstanding Shares
Sagaponack Partners, L.P.
536 Pacific Avenue
San Francisco, CA  94133                                         10,973,461                    49.2%
Sagaponack Partners International, L.P.
536 Pacific Avenue
San Francisco, CA  94133                                            216,000                    1.0%

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 24, 2001 of each director during the fiscal year ended June 30, 2001, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                                   Number of Shares                      Percent of Outstanding
                                Name                              Beneficially Owned                              Shares
Barry S. Rosenstein
536 Pacific Avenue
San Francisco, CA 94133                                                    11,189,461(1)                         50.2%
Marc A. Weisman
645 Fifth Avenue, 8th Floor
New York, NY  10022                                                        11,189,461(1)                         50.2%
All current executive officers and directors as a group (5
persons)                                                                   11,189,461(1)                         50.2%

(1) Includes 10,973,461 shares of Common Stock owned by Sagaponack Partners, L.P. and 216,000 shares of Common Stock owned by Sagaponack Partners International, L.P., both of which may be deemed to be beneficially owned by Messrs. Rosenstein and Weisman as co-managing partners of each of Sagaponack Partners, L.P. and Sagaponack Partners International, L.P.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2 Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3 Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4 Bylaws, as amended, of the Company (1).

4.1 See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1 Watson General Corporation Retirement Plan (4).

10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook
(5)

10.4 Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5 Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7 Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9 Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company
(6).

10.11 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

11 Computation of net income per share

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2 Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3 Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4 Bylaws, as amended, of the Company (1).

4.1 See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1 Watson General Corporation Retirement Plan (4).

10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook
(5)

10.4 Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5 Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7 Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9 Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company
(6).

10.11 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

11 Computation of net income per share

10.15 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16 Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19 Stock Option Agreement dated January 16, 1998 (8).

10.20 Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21 Purchase Agreement between the Company and Veeder-Root Service Corporation
(10)

10.22 Plan of Liquidation (10)

------------
(1) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1989

(2) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1991

(3) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1998

(4) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1992

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

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

(10) Incorporated by reference to the Company's Schedule 14C filed on September 1, 2000.

(B) DURING THE REGISTRANT'S QUARTER ENDED JUNE 30, 2001, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

USTMAN TECHNOLOGIES, INC.

By:   /s/ MARC WEISMAN
     -------------------

------------------------
Marc Weisman
Director

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

         SIGNATURE                                            TITLE                                       DATE
         ---------                                            -----                                       ----
      /s/ Barry S. Rosenstein                        Co-Chairman of Board of Directors,          October 12, 2001
--------------------------------------------
         (Barry S. Rosenstein)

      /s/ Marc Weisman                               Co-Chairman of Board of Directors,          October 12, 2001
--------------------------------------------
         (Marc Weisman)

                                 EXHIBIT INDEX

Ex No. Description

3.1 Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2 Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3 Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4 Bylaws, as amended, of the Company (1).

4.1 See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1 Watson General Corporation Retirement Plan (4).

10.2 Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3 Employment agreement dated May 22, 1997 between the Company and Dan R. Cook
(5)

10.4 Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5 Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6 Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7 Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8 Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9 Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10 Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company
(6).

10.11 Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12 First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13 Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14 Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

11 Computation of net income per share

10.15 Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16 Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17 Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19 Stock Option Agreement dated January 16, 1998 (8).

10.20 Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21 Purchase Agreement between the Company and Veeder-Root Service Corporation
(10)

10.22 Plan of Liquidation (10)

------------
(1) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1989

(2) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1991

(3) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the Quarter ended March 31, 1998

(4) Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1992

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

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