Form 10QSB
period 2001-09-30
UST LIQUIDATING CORP
filed 2001-11-19
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2001, were 22,298,598 shares, no par value.

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Shareholders
UST Liquidating Corporation


We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Denver, Colorado
November 14, 2001

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           UST Liquidating Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $    318,000
   Prepaid expenses                                                          63,000
   Receivable from purchaser, current portion                               722,000
   Deferred income taxes                                                    227,000
                                                                       ------------
       Total current assets                                               1,330,000
                                                                       ------------
Deferred income taxes                                                       280,000
Receivable from purchaser, net of current portion                           731,000
Other assets                                                                 36,000
                                                                       ------------
                                                                          1,047,000
                                                                       ------------
                                                                       $  2,377,000
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                              $     12,000
    Deferred gain and interest current portion                              779,000
                                                                       ------------
        Total current liabilities                                           791,000
Deferred gain and interest, net of current portion                          780,000
                                                                       ------------
        Total liabilities                                                 1,571,000
                                                                       ------------

Shareholders' equity:
   Series A preferred stock, no par value; 1,000,000 shares
     authorized; 9717 shares issued and outstanding; remaining
     liquidation preference, $6,087,630                                     806,000
   Common stock, no par value: 25,000,000 shares authorized,
     22,298,598 shares issued and outstanding                            11,531,000
   Class A common stock, no par value; 15,000,000 shares
     authorized, none issued and outstanding                                     --
   Class B common stock, no par value; 15,000,000 shares
     authorized, none issued and outstanding                                     --
   Accumulated deficit                                                  (11,531,000)
                                                                       ------------
       Total shareholders' equity                                           806,000
                                                                       ------------
                                                                       $  2,377,000
                                                                       ============

                             See accompanying notes.

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2001 and 2000


                                                                2001              2000
                                                            (unaudited)       (unaudited)
                                                            ------------      ------------

Net sales                                                   $         --      $  1,451,000
Cost of sales                                                         --           553,000
                                                            ------------      ------------

    Gross profit                                                      --           898,000

Selling, general and administrative expenses                      21,000         1,462,000
                                                            ------------      ------------
                                                                 (21,000)         (564,000)
                                                            ------------      ------------
Other income (expense):
    Gain on sale of assets                                            --         7,416,000
    Interest expense                                                  --           (60,000)
    Interest income                                                2,000             2,000
                                                            ------------      ------------
                                                                   2,000         7,358,000
                                                            ------------      ------------

Income (loss) before income tax                                  (19,000)        6,794,000

Income tax benefit (expense)                                       7,000        (2,288,000)
                                                            ------------      ------------

Net (loss) income                                           $    (12,000)     $  4,506,000
                                                            ============      ============

Basic and diluted net (loss) income per share
applicable to common shareholders (note 4)                  $       0.00      $       0.00
                                                            ============      ============

Weighted average shares outstanding                           22,298,598        22,298,598
                                                            ============      ============


                             See accompanying notes.

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2001 and 2000

                                                                           2001              2000
                                                                       (unaudited)       (unaudited)
                                                                       ------------      ------------

Cash used in operating activities                                      $    (53,000)     $   (395,000)
                                                                       ------------      ------------

Investing activities:
    Purchase of property and equipment                                           --           (67,000)
                                                                       ------------      ------------

Net cash used in investing activities:                                           --           (67,000)
                                                                       ------------      ------------

Financing activities:
    Proceeds from sale of assets                                                 --        15,089,000
    Costs incurred in sale of assets                                             --          (450,000)
    Distributions to shareholders                                                --       (11,277,000)
    Principal payments on long-term debt                                         --        (1,750,000)
                                                                       ------------      ------------

Net cash used in financing activities:                                           --         1,612,000
                                                                       ------------      ------------

Increase (decrease) in cash                                                 (53,000)        1,150,000
Cash and cash equivalents, beginning of period                              371,000           737,000
                                                                       ------------      ------------

Cash and cash equivalents, end of period                               $    318,000      $  1,887,000
                                                                       ============      ============

Non-cash investing and financing activities:
    Sale of Company assets, net of certain liabilities,
       to Veeder Root Service Company:
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
                                                                                         ============


                             See accompanying notes

                           UST LIQUIDATING CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of UST Liquidating Corporate formerly USTMAN Technologies, Inc. (the "Company") included in this Form 10-QSB have been prepared by the Company without audit. Effective September 21, 2000 holders of the majority of the Company's issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

      In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three month period ended September 30, 2001 consist only of normal and recurring adjustments except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

      Certain amounts for the prior period have been reclassified to conform to the current period presentation.

2.    SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS

      On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to an additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the "Agreement"). The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which a reserve of $150,000 was applied against the receivable to allow for estimated liquidation costs. During the three months ended September 30, 2001, costs of $44,000 were incurred against the reserve, resulting in a remaining reserve balance of $106,000 at September 30, 2001. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at September 30, 2001, is $59,000, which has been recorded as deferred revenue, and will be recognized as income when any contingencies relating to its obligation are satisfied.

                           UST LIQUIDATING CORPORATION

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS (CONTINUED):

      The assets sold by the Company included all assets of the Company and its subsidiaries except for the cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at September 30, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A preferred stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction and income taxes.

      Cash proceeds from the sale to Veeder-Root of $15,089,000 were used to repay the outstanding $1.75 million term loan and accrued interest to BankBoston, N.A., pay approximately $450,000 of costs incurred in connection with the Veeder-Root transaction, and pay a total $12,277,000 (11,277,00 through September 30, 2001) of the liquidation preference of the Series A preferred stock.

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

      The carrying values of the Company's financial instruments at September 21, 2000, and through September 30, 2001, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

                           UST LIQUIDATING CORPORATION

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition and results of operations of the Company.

4.    EARNINGS (LOSS) PER SHARE

      For the three months ended September 30, 2001 and 2000, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation of all net income (loss) to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

5.    COMMITMENTS AND CONTINGENCIES

      TRANSACTIONS WITH INVESTORS AND OTHERS

      During the three months ended September 30, 2001, the Company incurred $39,000 of board of director fee expense. The Company incurred board of directors fees of $25,000 for the three months ended September 30, 2000.

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

                           UST LIQUIDATING CORPORATION

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LITIGATION (CONTINUED)

      The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. The briefing on the appeal has been completed and oral argument was heard before the California Court of Appeals on October 26, 2001. The Company is now waiting for a decision from the California Court of Appeals. The Company intends to continue to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

RESULTS OF OPERATIONS THROUGH SEPTEMBER 21, 2000

      The Company recognized net sales, cost of sales, and gross profit through September 21, 2000, at which time the Company's operations were sold to Veeder-Root Service Company ("Veeder-Root"). Selling, general and administrative expenses through September 21, 2000, include $275,000 of expense incurred in connection with employment termination costs paid to former officers of the Company. Selling, general and administrative expense also includes approximately $125,000 of legal and professional fees.

FINANCIAL CONDITION AND LIQUIDITY

      On September 21, 2000 the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root in accordance with the terms of the definitive asset purchase agreement (the "Agreement") executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. The Company used the proceeds from the sale, $15,089,000 to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (approximately $450,000) (ii) the repayment in full of $1.75 million in principal plus accrued interest and other charges of $253,000 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company's issued and outstanding Series A Convertible Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company's common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

      Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. A reserve of $150,000 was originally applied against the receivable to allow for estimated liquidation costs, of which $44,000 were incurred during the three months ended September 30, 2001, resulting in a reserve balance of $106,000 at September 30, 2001. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003.

      The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at September 30, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition and results of operations of the Company.

PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Litigation

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the "Plaintiffs"), alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs' complaints contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000. The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. The briefing on the appeal has been completed and oral argument was heard before the California Court of Appeals on October 26, 2001. The Company is now waiting for a decision from the California Court of Appeals. The Company intends to continue to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UST Liquidating Corporation
                                  (Registrant)


November 16, 2001                   By:  /s/ Marc A. Weisman
                                         --------------------------
                                    Marc A. Weisman
                                    Director


November 16, 2001                   By:  /s/ Barry S. Rosenstein
                                         --------------------------
                                    Barry S. Rosenstein
                                    Director