Form 10QSB
period 2001-12-31
UST LIQUIDATING CORP
filed 2002-02-14
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 11, 2002 were 22,298,598 shares, no par value.

                         Independent Accountants' Report



The Board of Directors and Shareholders
UST Liquidating Corporation


We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of December 31, 2001, the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended December 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
February 11, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           UST Liquidating Corporation
                      Condensed Consolidated Balance Sheet
                                December 31, 2001
                                   (unaudited)


                                     ASSETS
Current assets:

   Cash and cash equivalents                                                            $     272,000
   Prepaid expenses                                                                            49,000
   Receivable from purchaser, current portion                                                 611,000
   Deferred income taxes                                                                      279,000
                                                                                        -------------
       Total current assets                                                                 1,211,000
                                                                                        -------------
Deferred income taxes                                                                         280,000
Receivable from purchaser, net of current portion                                             787,000
Other assets                                                                                   29,000
                                                                                        -------------
                                                                                            1,096,000
                                                                                        -------------
                                                                                        $   2,307,000
                                                                                        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                               $      13,000
    Deferred gain and interest, current portion                                               786,000
                                                                                        -------------
        Total current liabilities                                                             799,000
Deferred gain and interest, net of current portion                                            787,000
                                                                                        -------------
        Total liabilities                                                                   1,586,000
                                                                                        -------------

Shareholders' equity:
   Series A preferred stock, no par value; 1,000,000 shares
     authorized; 9,717 shares issued and outstanding; remaining
     liquidation preference, $6,208,000                                                       721,000
   Common stock, no par value: 25,000,000 shares authorized,
     22,298,598 shares issued and outstanding                                              11,615,000
   Class A common stock, no par value; 15,000,000 shares
     authorized, none issued and outstanding                                                       --

   Class B common stock, no par value; 15,000,000 shares
     authorized, none issued and outstanding                                                       --

   Accumulated deficit                                                                    (11,615,000)
                                                                                        -------------
       Total shareholders' equity                                                             721,000
                                                                                        -------------
                                                                                        $   2,307,000
                                                                                        =============


                             See accompanying notes

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Operations
                  Three Months Ended December 31, 2001 and 2000



                                                               2001             2000
                                                            (unaudited)      (unaudited)
                                                           -------------    -------------
Net sales                                                  $          --    $          --
Cost of sales                                                         --               --
                                                           -------------    -------------

    Gross profit                                                      --               --

Selling, general and administrative expenses                     138,000          132,000
                                                           -------------    -------------
                                                                (138,000)        (132,000)
                                                           -------------    -------------

Other income:
    Interest income                                                1,000           19,000
                                                           -------------    -------------
                                                                   1,000           19,000
                                                           -------------    -------------

Loss before income tax                                          (137,000)        (113,000)

Income tax benefit                                                52,000           39,000
                                                           -------------    -------------

Net loss                                                   $     (85,000)   $     (74,000)
                                                           =============    =============

Basic and diluted net (loss) income per share
  applicable to common shareholders (note 4)               $        0.00    $        0.00
                                                           =============    =============

Weighted average shares outstanding                           22,298,598       22,298,598
                                                           =============    =============




                             See accompanying notes.

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Operations
                   Six Months Ended December 31, 2001 and 2000


                                                               2001             2000
                                                            (unaudited)      (unaudited)
                                                           -------------    -------------
 Net sales                                                 $          --    $   1,451,000
 Cost of sales                                                        --          553,000
                                                           -------------    -------------

       Gross profit                                                   --          898,000

 Selling, general and administrative expenses                    159,000        1,594,000
                                                           -------------    -------------
                                                                (159,000)        (696,000)
 Other income (expense):
    Gain on sale of assets                                            --        7,416,000
    Interest expense                                                  --          (60,000)
    Interest income                                                4,000           21,000
                                                           -------------    -------------
                                                                   4,000        7,377,000
                                                           -------------    -------------

(Loss) income before income tax benefit (expense)               (155,000)       6,681,000

Income tax benefit (expense)                                      59,000       (2,249,000)
                                                           -------------    -------------

 Net (loss) income                                         $     (96,000)   $   4,432,000
                                                           =============    =============

Basic and diluted net (loss) income per share
 applicable to common shareholders (note 4)                $        0.00    $        0.00
                                                           =============    =============

Weighted average shares outstanding                           22,298,598       22,298,598
                                                           =============    =============



                             See accompanying notes.

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2001 and 2000

                                                                         2001            2000
                                                                     (unaudited)      (unaudited)
                                                                    -------------    -------------
Cash used in operating activities                                   $     (46,000)   $    (660,000)
                                                                    -------------    -------------

Investing activities:
    Purchase of property and equipment                                         --          (67,000)
                                                                    -------------    -------------

Net cash used in investing activities:                                         --          (67,000)
                                                                    -------------    -------------

Financing activities:
    Proceeds from sale of assets                                               --       15,089,000

    Costs incurred in sale of assets                                           --         (450,000)

    Distributions to shareholders                                              --      (12,277,000)

    Principal payments on long-term debt                                       --       (1,750,000)
                                                                    -------------    -------------

Net cash provided by financing activities:                                     --          612,000
                                                                    -------------    -------------

Decrease in cash and cash equivalents                                     (46,000)        (115,000)

Cash and cash equivalents, beginning of period                            318,000          737,000
                                                                    -------------    -------------

Cash and cash equivalents, end of period                            $     272,000    $     622,000
                                                                    =============    =============

Non-cash investing and financing activities:
    Sale of Company assets, net of certain liabilities,
       to Veeder Root Service Company:
        Assets sold                                                                  $   7,918,000
        Receivable                                                                      (1,500,000)
        Liabilities assumed                                                               (695,000)
        Deferred gain on sale                                                            1,500,000
        Transaction costs                                                                  450,000
        Cash received                                                                  (15,089,000)
                                                                                     -------------

        Gain on sale                                                                 $  (7,416,000)
                                                                                     =============

                             See accompanying notes

                           UST LIQUIDATING CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the "Company") included in this Form 10-QSB, have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company's issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

         In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2001 and 2000 consist only of normal and recurring adjustments except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         Certain amounts for the prior period have been reclassified to conform to the current period presentation.

2.       SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS

         On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to an additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the "Agreement"). The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which a reserve of $150,000 was applied against the receivable to allow for estimated liquidation costs. During the six months ended December 31, 2001, costs of $102,000 were incurred against the reserve. During the quarter ended December 31, 2001, the Company increased the reserve by $127,000 to allow for additional estimated liquidation costs, resulting in a remaining reserve balance of $175,000 at December 31, 2001. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at December 31, 2001, is $73,000, which has been recorded as deferred revenue.

                           UST LIQUIDATING CORPORATION

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS (CONTINUED):

         The assets sold by the Company included all assets of the Company and its subsidiaries except for the cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at December 31, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A preferred stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction and income taxes.

         Cash proceeds from the sale to Veeder-Root of $15,089,000 were used to repay the outstanding $1.75 million term loan and accrued interest to BankBoston, N.A., pay approximately $450,000 of costs incurred in connection with the Veeder-Root transaction, and pay a total of $12,277,000 of the liquidation preference of the Series A preferred stock.

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

         The carrying values of the Company's financial instruments at September 21, 2000, and through December 31, 2001, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

                           UST LIQUIDATING CORPORATION

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition and results of operations of the Company.

4.       EARNINGS (LOSS) PER SHARE

         For the three months and six months ended December 31, 2001 and 2000, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation of all net income (loss) to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

5.       COMMITMENTS AND CONTINGENCIES

         TRANSACTIONS WITH INVESTORS AND OTHERS

         During the six months ended December 31, 2001, the Company incurred $64,000 of board of director fee expense. The Company incurred board of directors' fees of $50,000 for the six months ended December 31, 2000.

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

         The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. The briefing on the appeal has been completed and oral argument was heard before the California Court of Appeals on October 26, 2001. On November 21, 2001 the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim. The Company intends to continue to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This report contains certain statements which are "forward looking" statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout
         Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning UST Liquidating Corporation's Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for UST Liquidating Corporation's products and UST Liquidating Corporation's ability to meet demand, (ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. UST Liquidating Corporation does not intend to update these forward-looking statements.

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

         Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment bas ed on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. A reserve of $150,000 was originally applied against the receivable to allow for estimated liquidation costs. During the six months ended December 31, 2001, costs of $102,000 were incurred against the reserve. During the quarter ended December 31, 2001, the Company increased the reserve by $127,000 to allow for additional estimated liquidation costs, resulting in a remaining reserve balance of $175,000 at December 31, 2001. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. One-half of the holdback is to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003.

         The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at December 31, 2001). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition and results of operations of the Company.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the "Plaintiffs"), alleging that the Company and other parties breached their fiduciary duty to the Company's common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs' complaints contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000. The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. The briefing on the appeal has been completed and oral argument was heard before the California Court of Appeals on October 26, 2001. On November 21, 2001 the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim. The Company intends to continue to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UST Liquidating Corporation
                                             (Registrant)


February 13, 2002                   By:  /s/ MARC A. WEISMAN
                                        --------------------------
                                    Marc A. Weisman
                                    Director


February 13, 2002                   By   /s/ BARRY S. ROSENSTEIN
                                        --------------------------
                                        Barry S. Rosenstein
                                        Director