Form 10QSB
period 2002-03-31
UST LIQUIDATING CORP
filed 2002-05-15
CIK 817820

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER: 0-16011
                                                 -------

          UST LIQUIDATING CORPORATION (F/K/A USTMAN TECHNOLOGIES, INC.)
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            California                                         95-2873757
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

536 Pacific Avenue San Francisco, California                    94133
---------------------------------------------                 ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (415) 989-7770
                                                             --------------

         Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2002 were 22,298,598 shares, no par value.

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of March 31, 2002, the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Denver, Colorado
May 13, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           UST Liquidating Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (unaudited)

                                          ASSETS

Current assets:
   Cash and cash equivalents                                                            $    201,000
   Prepaid expenses                                                                           35,000
   Receivable from purchaser, current portion                                                682,000
   Deferred income taxes                                                                     283,000
                                                                                        ------------

             Total current assets                                                          1,201,000
                                                                                        ------------

Deferred income taxes                                                                        284,000
Receivable from purchaser, net of current portion                                            794,000
Other assets                                                                                  23,000
                                                                                        ------------

                                                                                           1,101,000

                                                                                        $  2,302,000
                                                                                        ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                $      5,000
   Deferred gain and interest, current portion                                               794,000
                                                                                        ------------
             Total current liabilities                                                       799,000

Deferred gain and interest, net of current portion                                           794,000
                                                                                        ------------

             Total liabilities                                                             1,593,000
                                                                                        ------------

Shareholders' equity:
   Series A preferred stock, no par value; 1,000,000 shares
     authorized; 9,717 shares issued and outstanding; remaining
     liquidation preference, $6,332,000                                                      709,000
   Common stock, no par value: 25,000,000 shares authorized,
     22,298,598 shares issued and outstanding                                             11,628,000
   Class A common stock, no par value; 15,000,000 shares
     authorized, none issued and outstanding                                                      --
   Class B common stock, no par value; 15,000,000 shares
     authorized, none issued and outstanding                                                      --
   Accumulated deficit                                                                   (11,628,000)
                                                                                        ------------

             Total shareholders' equity                                                      709,000
                                                                                        ------------

                                                                                        $  2,302,000
                                                                                        ============


                             See accompanying notes

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001



                                                                             2002                 2001
                                                                          (unaudited)         (unaudited)
                                                                         ------------         ------------

Net sales                                                                $         --         $         --
Cost of sales                                                                      --                   --
                                                                         ------------         ------------

      Gross profit                                                                 --                   --

Selling, general and administrative expenses                                   22,000               68,000
                                                                         ------------         ------------

                                                                              (22,000)             (68,000)
                                                                         ------------         ------------

Other income:
      Interest income                                                           1,000               21,000
                                                                         ------------         ------------

                                                                                1,000              (21,000)
                                                                         ------------         ------------

Loss before income tax                                                        (21,000)             (47,000)

Income tax benefit                                                              8,000               16,000
                                                                         ------------         ------------

Net loss                                                                 $    (13,000)        $    (31,000)
                                                                         ============         ============

Basic and diluted net loss per share
    applicable to common shareholders (note 4)                           $       0.00         $       0.00
                                                                         ============         ============

Weighted average shares outstanding                                        22,298,598           22,298,598
                                                                         ============         ============


                             See accompanying notes.

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Operations
                    Nine Months Ended March 31, 2002 and 2001



                                                                             2002                 2001
                                                                          (unaudited)         (unaudited)
                                                                         ------------         ------------

Net sales                                                                $         --         $  1,451,000
Cost of sales                                                                      --              553,000
                                                                         ------------         ------------

      Gross profit                                                                 --              898,000

Selling, general and administrative expenses                                  181,000            1,662,000
                                                                         ------------         ------------

                                                                             (181,000)            (764,000)
                                                                         ------------         ------------
Other income (expense):
      Gain on sale of assets                                                       --            7,416,000
      Interest expense                                                             --              (60,000)
      Interest income                                                           5,000               42,000
                                                                         ------------         ------------

                                                                                5,000            7,398,000
                                                                         ------------         ------------

(Loss) income before income tax                                              (176,000)           6,634,000

Income tax benefit (expense)                                                   67,000           (2,233,000)
                                                                         ------------         ------------

Net (loss) income                                                        $   (109,000)        $  4,401,000
                                                                         ============         ============

Basic and diluted net (loss) income per share
    applicable to common shareholders (note 4)                           $       0.00         $       0.00
                                                                         ============         ============

Weighted average shares outstanding                                        22,298,598           22,298,598
                                                                         ============         ============


                             See accompanying notes.

                           UST Liquidating Corporation
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2002 and 2001



                                                                              2002              2001
                                                                          (unaudited)        (unaudited)
                                                                         ------------         ------------

Cash used in operating activities                                        $   (117,000)        $   (795,000)
                                                                         ------------         ------------

Investing activities:
   Purchase of property and equipment                                              --              (67,000)
                                                                         ------------         ------------

Net cash used in investing activities:                                             --              (67,000)
                                                                         ------------         ------------

Financing activities:
   Proceeds from sale of assets                                                    --           15,089,000
   Costs incurred in sale of assets                                                               (450,000)
   Distributions to shareholders                                                   --          (12,277,000)
   Principal payments on long-term debt                                            --           (1,750,000)
                                                                         ------------         ------------

Net cash provided by financing activities:                                         --              612,000
                                                                         ------------         ------------

Decrease in cash and cash equivalents                                        (117,000)            (250,000)
Cash and cash equivalents, beginning of period                                318,000              737,000
                                                                         ------------         ------------

Cash and cash equivalents, end of period                                 $    201,000         $    487,000
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

       In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 2002 and 2001, consist only of normal and recurring adjustments except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

       Certain amounts for the prior period have been reclassified to conform to the current period presentation.

2.     SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS

       On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company ("Veeder-Root"), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to an additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the "Agreement"). The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which an original reserve of $150,000 was applied against the receivable to allow for estimated liquidation costs. During the nine months ended March 31, 2002, the Company increased the reserve by $127,000 to allow for additional estimated costs of liquidation, and $165,000 of costs were incurred against the reserve, resulting in a remaining reserve balance of $112,000 at March 31, 2002.

       One-half of the $1,500,000 holdback was to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback portion due on April 1, 2002, has not yet been received, and has been held back by Veeder Root due to potential indemnity obligations related to existing litigation (Note 5). The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at March 31, 2002, is $87,000, which has been recorded as deferred revenue.

                           UST LIQUIDATING CORPORATION

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT'S PLANS (CONTINUED):

       The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at March 31, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with BankBoston, N.A., the obligation under the Series A preferred stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction and income taxes.

       Cash proceeds from the sale of $15,089,000 were used to repay the outstanding $1.75 million term loan and accrued interest to BankBoston, N.A., pay approximately $450,000 of costs incurred in connection with the Veeder-Root transaction, and pay a total of $12,277,000 of the liquidation preference of the Series A preferred stock.

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

       The carrying values of the Company's financial instruments at March 31, 2002, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

                           UST LIQUIDATING CORPORATION

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

       In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have an impact on the financial condition and results of operations of the Company.

4.     EARNINGS (LOSS) PER SHARE

       For the three months and nine months ended March 31, 2002 and 2001, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation of all net income (loss) to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

5.     COMMITMENTS AND CONTINGENCIES

       TRANSACTIONS WITH INVESTORS AND OTHERS

       During the nine months ended March 31, 2002, the Company incurred $78,000 of board of directors' fees. The Company incurred board of directors' fees of $75,000 for the nine months ended March 31, 2001.

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

Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which an original reserve of $150,000 was applied against the receivable to allow for estimated liquidation costs. During the nine months ended March 31, 2002, the Company increased the reserve by $127,000 to allow for additional estimated costs of liquidation, and $165,000 of costs were incurred against the reserve, resulting in a remaining reserve balance of $112,000 at March 31, 2002.

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. A reserve of $150,000 was originally applied against the receivable to allow for estimated liquidation costs. During the nine months ended March 31, 2002, the Company increased the reserve by $127,000 to allow for additional estimated costs of liquidation, and $165,000 of costs were incurred against the reserve, resulting in a remaining reserve balance of $112,000 at March 31, 2002.

One-half of the $1,500,000 holdback was to be paid to the Company on April 1, 2002, and the remaining portion is to be paid on April 1, 2003. The holdback portion due on April 1, 2002, has not yet been received, and has been held back due to potential indemnity obligations related to existing litigation (Note 5). The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at March 31, 2002, is $87,000, which has been recorded as deferred revenue.

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company's subsidiaries, and the assets of Toxguard Systems (which have no carrying value at March 31, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company's credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have an impact on the financial condition and results of operations of the Company.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses an related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reserve for liquidation costs, contingencies (litigation), and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ form these estimates under different assumptions or conditions.

We believe the following are the more significant accounting policies and methods used by the Company:

     -    Reserve for liquidation costs

     -    Contingencies (litigation)

     -    Deferred income taxes

RESERVE FOR LIQUIDATION COSTS

The Company's reserve for liquidation costs is based on management's best estimates of costs to be incurred in preserving the value of the Company's remaining assets in order to make distributions to the Company's Series A preferred shareholders. The Company's management uses its judgment based on available facts and circumstances. This reserve is reevaluated and adjusted as additional information is received that impacts the amount of the reserve. It is at least reasonably possible that the reserve for liquidation costs will change in the near term, and these changes could be material.

CONTINGENCIES (LITIGATION)

The Company is involved in a class action complaint as discussed in Note 5 to the financial statements. The Company intends to continue to contest this case vigorously, and in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

DEFERRED INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary.

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

                                    UST Liquidating Corporation
                                            (Registrant)

May 15, 2002                    By: /s/ MARC A. WEISMAN
                                    -------------------
                                    Marc A. Weisman
                                    Director


May 15, 2002                    By  /s/ BARRY S. ROSENSTEIN
                                    -----------------------
                                    Barry S. Rosenstein
                                    Director