Form 10KSB
period 2002-06-30
UST LIQUIDATING CORP
filed 2002-10-07
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number 0-16011

UST Liquidating Corporation (f/k/a USTMAN Technologies, Inc.)

(Name of small business issuer in its charter)

California	95-2873757

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

536 Pacific Avenue San Francisco, California	94133

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (415) 989-7770

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☒

State issuer’s revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 26, 2002 was $500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer’s common stock, as of September 26, 2002, was 22,298,598.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)	Business Development

UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (“the Company”) was incorporated under California law in 1947. On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”) a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement (the “Agreement”) that the Company entered into with Veeder-Root on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. In accordance with the Agreement, the adjusted sales price was $16,589,000, of which the Company received $15,089,000 in cash, and of which $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. As of June 30, 2002, a reserve of $200,000 has been applied against the receivable.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

The Company used the proceeds from the sale ($15,089,000) to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction (approximately $450,000), (ii) the repayment in full of $1.75 million in principal plus accrued interest and other charges of $253,000 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company’s issued and outstanding Series A Convertible Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company’s common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2002, the Company has recorded a $470,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Item 3).

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

As a result of completing the sale to Veeder-Root, the Company no longer has any business operations, and terminated executive management and employee positions. On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity.

Principal Services and Products and their Markets. Prior to completing the sale to Veeder-Root, the Company was primarily engaged in providing leak detection services to owners and operators of underground storage tanks by analyzing the inventory of a tank to determine whether the tank was leaking. This was accomplished using proprietary, certified software and highly trained individuals. This method of leak detection is known as statistical inventory reconciliation, or “SIR”. The Company’s proprietary software was also designed to assist with inventory management and regulatory compliance. These services were provided on a recurring monthly fee basis under annually renewable agreements. The Company also licensed the proprietary software for larger customers. The customers could then perform the leak detection analysis internally and submit the results to the Company for review.

In addition to providing statistical inventory reconciliation services, the Company licensed fuel management software and sold related fuel management products including in-tank automatic tank gauges, network data gathering equipment and cathodic protection (a form of corrosion protection) for underground storage tanks.

The Company marketed an automatic tank gauge system that (i) minimized the human element in gathering tank volume data, and (ii) further automated the analytical process to improve data processing efficiency. This automatic tank gauge system was marketed as Extreme Fuel Management™ and provided the Company’s statistical inventory reconciliation service and on-line capabilities.

The Company also marketed its regulatory compliance software, Extreme™. Extreme™ was installed at the customer’s home office and automatically gathered data and generated custom reports for each underground storage tank in the Extreme™ system. The software acted as an extension of an inventory control system, transparently interpreting and analyzing underground storage tank inventory data with no human intervention, then transmitting the data to USTMAN for review.

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

Competition. The Company competed with other providers of statistical inventory reconciliation services as well as other methods of leak detection. Many of the Company’s competitors had and continue to have greater financial resources. With the exception of the largest customers (which have other considerations, such as, compliance redundancy, economies of scale, and existing legacy of automatic tank gauges and public relations considerations), cost and the ability to satisfy regulatory requirements were the key factors influencing sales.

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

Governmental Regulations and Environmental Laws. Compliance with federal, state and local regulations did not have a material effect on the capital expenditures, operations or competitive position of the Company. However, the imposition or relaxation of environmental regulations relating to leak detection for underground storage tank systems could have affected the need for the Company’s services and products.

Employees. Subsequent to September 24, 2000, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

At June 30, 2002, the Company has no operations or related property.

ITEM 3. LEGAL PROCEEDINGS

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs’ complaints contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000.

The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. An oral argument was heard before the California Court of Appeals in October 2001. On November 21, 2001, the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim. The plaintiffs have now refiled a claim in the lower court asserting a personal non-derivative action.

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At June 30, 2002, the Company has accrued approximately $400,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board under the symbol USTX.

The following table sets forth the high and low bid and sales prices of the shares of Common Stock of the company for each quarterly fiscal period within the last two fiscal years. These prices do not include allowances for retail markup or markdown, commissions, or other transaction costs and, therefore, do not represent actual transactions.

QUARTER ENDING—	06/30/02	03/31/02	12/31/01	09/30/01

High bid price	$0.06	$0.15	$0.10	$0.07

Low bid price	$0.03	$0.05	$0.02	$0.02

QUARTER ENDING—	06/30/01	03/31/01	12/31/00	09/30/00

High bid price	$0.06	$0.04	$0.04	$0.14

Low bid price	$0.01	$0.008	$0.005	$0.012

As of September 27, 2002, there were approximately 1,300 record holders of the Company’s Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

The Company has never declared a cash dividend on its Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains certain statements which are “forward looking” statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 6 of Part II, “Management’s Discussion and Analysis or Plan of Operation” concerning UST Liquidating Corporation’s Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for UST Liquidating Corporation’s products and UST Liquidating Corporation’s ability to meet demand, (ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. UST Liquidating Corporation does not intend to update these forward looking statements.

Results of operations through September 21, 2000

The Company recognized net sales, cost of sales, and gross profit through September 21, 2000, at which time the Company’s operations were sold to Veeder-Root. Selling, general and administrative expenses through September 21, 2000, include $275,000 of expense incurred in connection with employment termination costs paid to former officers of the Company. Selling, general and administrative expense also includes approximately $125,000 of legal and professional fees.

Results of operations subsequent to September 21, 2000

The Company recognized total expenses of $684,000 during the year ended June 30, 2002, which consist of a $606,000 provision for estimated liquidation costs, compared to a $150,000 charge in 2001, and $78,000 of amortized prepaid expense and other assets in 2002. The $606,000 provision for estimated liquidation costs in 2002, is primarily attributable to recognition of $400,000 of estimated legal costs expected to be incurred in connection with a loss contingency.

The Company recognized interest income on cash balances of $5,000 in 2002, compared to interest income of $17,000 in 2001. The decrease of $12,000 is due to the $316,000 decrease in cash in 2002, and the $366,000 decrease in cash in 2001.

Income tax expense in 2002 of $81,000 represents the change in the Company's net deferred tax assets between June 30, 2002 and June 30, 2001, and represents the effect of the valuation allowance applied to the gross deferred tax assets at June 30, 2002.

Liquidity and Capital Resources

On September 21, 2000 the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root in accordance with the terms of the definitive asset purchase agreement (the “Agreement”) executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. The Company used the proceeds from the sale, $15,089,000 to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (approximately $450,000) (ii) the repayment in full of $1.75 million in principal plus accrued interest and other charges of $253,000 to Fleet National Bank (f/k/a BankBoston), and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company’s issued and outstanding Series A Convertible Preferred Stock. As a consequence, there will not be any proceeds available for distribution to the holders of the Company’s common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses subsequent to the transaction will represent a minimal continuing impact to the Company.

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. At June 30, 2002, a reserve of $200,000 has been applied against the receivable. One-half of the holdback was to have been paid to the Company in April 2002. However, the amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the entire holdback balance of $1,300,000 within the next twelve months. The holdback of $1,500,000 bears interest at the prevailing published money market rate available from Citibank in New York City.

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2002, the Company has recorded a $470,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against legal claims.

Recent accounting pronouncement

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition and results of operations of the Company.

Critical accounting policies:

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reserve for liquidation costs, contingencies (litigation), and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the more significant accounting policies and methods used by the Company:

•	Reserve for liquidation costs

•	Contingencies (litigation)

•	Deferred income taxes

Reserve for liquidation costs:

The Company’s reserve for liquidation costs is based on management’s best estimates of costs to be incurred in preserving the value of the Company’s remaining assets in order to make distributions to the Company’s Series A preferred shareholders. The Company’s management uses its judgment based on available facts and circumstances. This reserve is reevaluated and adjusted as additional information is received that impacts the amount of the reserve. It is at least reasonably possible that the reserve for liquidation costs will change in the near term, and these changes could be material.

Contingencies (litigation):

The Company is involved in a class action complaint as discussed in Note 7 to the consolidated financial statements. The Company intends to continue to contest this case vigorously, however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company's exposure. The Company's management uses its best judgment in determining if and when to accrue for a loss contingency pursuant to Statement of Financial Accounting Standards No. 5, and estimating costs to be incurred in connection with a loss contingency. Management's judgment is based on available facts and circumstances, and based on the advice of its legal counsel. It is at least reasonably possible that such estimates will change in the near term, and these changes could be material.

Deferred income taxes:

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary.

ITEM 7. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION

YEARS ENDED JUNE 30, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
UST Liquidating Corporation

We have audited the accompanying consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on September 21, 2000, substantially all of the assets of the Company were sold, net of certain liabilities, for $16,589,000, subject to adjustment based on the terms of an Asset Purchase Agreement. On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation pursuant to which the Company is now liquidating and intends to wind up its affairs and cease to exist as an operating company.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
September 26, 2002

UST LIQUIDATING CORPORATION

CONSOLIDATED BALANCE SHEET

JUNE 30, 2002

ASSETS

Current assets:

Cash	$55,000

Income tax receivable	33,000

Receivable from purchaser, net (Note 2)	1,378,000

Deferred income taxes (Note 5)	419,000

Prepaid expenses	25,000

Total current assets	1,910,000

Other assets	17,000

$1,927,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$21,000

Estimated costs of liquidation (Note 2)	225,000

Deferred gain and interest (Note 2)	1,378,000

Total current liabilities	1,624,000

Estimated costs of liquidation (Note 2)	245,000

Total liabilities	1,869,000

Commitments and contingencies (Note 7)

Shareholders’ equity (Note 6):

Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; liquidation preference $6,460,000	58,000

Common stock, no par value; 25,000,000 shares authorized; 22,298,598 shares issued and outstanding	12,279,000

Class A common stock, no par value; 15,000,000 shares authorized; none issued and outstanding Class B common stock, no par value; 15,000,000 shares authorized; none issued and outstanding

Accumulated deficit	(12,279,000)

Total shareholders’ equity	58,000

$1,927,000

See accompanying notes.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2002 AND 2001

	2002		2001

Net sales	$		$1,451,000

Cost of sales			553,000

Gross profit			898,000

Selling, general and administrative expenses, including estimated liquidation costs (Note 2)		684,000	1,578,000

		(684,000)	(680,000)

Other income (expense):

Gain on sale of assets (Note 2)			7,416,000

Interest expense			(133,000)

Interest income		5,000	17,000

		5,000	7,300,000

Income (loss) before income tax		(679,000)	6,620,000

Income tax expense (Note 5)		(81,000)	(2,405,000)

Net income (loss)		$(760,000)	$4,215,000

Basic and diluted net income (loss) per share applicable to common shareholders (Note 3)		$0	$0

Weighted average number of common shares outstanding		22,298,598	22,298,598

See accompanying notes.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2002 AND 2001

	Preferred stock		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances, July 1, 2000	9,717	$9,717,000	22,298,598	$13,576,000	$1,259,000	$(15,734,000)	$8,818,000

Amortization of deferred compensation cost					62,000		62,000

Allocation of additional paid-in capital and common stock balance to preferred stock		3,378,000		(2,057,000)	(1,321,000)

Distributions to preferred shareholders		(12,277,000)					(12,277,000)

Net income						4,215,000	4,215,000

Balances, June 30, 2001	9,717	818,000	22,298,598	11,519,000		(11,519,000)	818,000

Allocation of net loss to preferred shareholders in connection with liquidation preference		(760,000)		760,000

Net loss						(760,000)	(760,000)

Balances, June 30, 2002	9,717	$58,000	22,298,598	$12,279,000		$(12,279,000)	$58,000

         See accompanying notes.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2002 AND 2001

	2002	2001

Operating activities:

Net (loss) income	$(760,000)	$4,215,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation		49,000

Amortization of intangible assets		228,000

Amortization of debt issue costs included in interest expense		16,000

Provision for estimated costs of liquidation	606,000	150,000

Amortization of deferred compensation cost		62,000

Gain on sale of assets		(7,416,000)

Deferred income taxes	81,000	2,235,000

Net changes in operating assets and liabilities	(243,000)	(450,000)

Net cash used in operating activities	(316,000)	(911,000)

Investing activities:

Purchases of furniture and equipment		(67,000)

Net cash used in investing activities		(67,000)

Financing activities:

Proceeds from sale of assets		15,089,000

Costs incurred in sale of assets		(450,000)

Distributions to preferred shareholders		(12,277,000)

Principal payments on long-term debt		(1,750,000)

Net cash provided by financing activities		612,000

Decrease in cash and cash equivalents	(316,000)	(366,000)

Cash, beginning of year	371,000	737,000

Cash, end of year	$55,000	$371,000

See accompanying notes.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002 AND 2001

1.	Organization:

UST Liquidating Corporation and subsidiaries (the “Company”), formerly USTMAN Technologies, Inc., provided environmental services to owners and operators of underground storage tanks in the United States and abroad through September 21, 2000 (Note 2). These services included statistical inventory reconciliation and other monitoring methods accepted by various regulatory authorities.

The Company’s consolidated operations through September 21, 2000, were concentrated in a single business segment — the environmental services industry. There were no customers that generated greater than 10% of net sales through September 21, 2000, and sales to customers outside of the United States were immaterial during 2001.

The Company’s wholly-owned subsidiaries include Watson Systems, Inc. (“Watson Systems”), EnvirAlert, Inc. (“EnvirAlert”), and Advanced Tank Certification, Inc. (“ATC”). The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard Systems, Inc. (“Toxguard Systems”).

2.	Sale of Company assets, plan of liquidation, and management’s plans:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which a reserve of $200,000 has been applied against the receivable at June 30, 2002. One-half of the holdback was to have been paid to the Company in April 2002. However, the amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the entire holdback balance of $1,300,000 within the next twelve months. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at June 30, 2002, is $78,000, which has been recorded as deferred revenue.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

Cash proceeds from the sale to Veeder-Root of $15,089,000 were used to repay the outstanding $1.75 million term loan and accrued interest to Fleet National Bank (Note 4), pay approximately $450,000 of costs incurred in connection with the Veeder-Root transaction, and pay $12,277,000 of the liquidation preference of the Series A Preferred Stock (Note 6).

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

2.	Sale of Company assets, plan of liquidation, and management’s plans (continued):

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. It is not expected that there will be funds available for distribution to the common stockholders. Any proceeds to be received upon the release of the held back portion of the sale’s price are to be used to pay costs associated with preserving the value of the Company’s remaining assets (primarily proceeds from the sale), to pay costs associated with winding up the Company’s business, and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2002, the Company has recorded a $470,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Note 7).

The carrying values of the Company’s financial instruments at September 21, 2000, and through June 30, 2002, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

3.	Summary of significant accounting policies:

Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting policies relating to assets sold:

Inventory:

Inventory consisted of tank gauge equipment and was stated at the lower of cost or market through September 21, 2000, at which time the Company’s inventory was sold to Veeder-Root. Cost was determined using the average cost method.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

3.	Summary of significant accounting policies (continued):

Accounting policies relating to assets sold (continued):

Furniture and equipment:

Furniture and equipment was carried at cost and was depreciated through September 21, 2000, under the straight-line method over an estimated useful life of five years. Furniture and equipment was sold to Veeder-Root on September 21, 2000.

Intangible asset:

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

Revenue recognition:

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

Research and development:

Research and development costs were expensed as incurred through September 21, 2000. Research and development expense was not material in 2001.

Advertising:

Advertising costs were expensed as incurred and included trade shows, direct mailings, and trade publications. Advertising expense was $184,000 for the year ended June 30, 2001. No advertising expense has been incurred subsequent to September 21, 2000.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

3.	Summary of significant accounting policies (continued):

Stock-based compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the options’ exercise price. Compensation cost for performance shares issued to non-employees is recorded over the vesting period from the date the underlying stock options are exercised, based on the fair market value of the Company’s common stock on the option exercise date.

Preferred Stock:

As disclosed in Note 2, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its shareholders. Distributions are first made to the Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At June 30, 2002, the Series A preferred stock has a liquidation preference of $6,460,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation preference; therefore, no distributions are expected to be made to the common shareholders. As a result, earnings and losses for the years ended June 30, 2002 and 2001, have been allocated to the preferred shareholders.

Earnings per share:

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

For the years ended June 30, 2002 and 2001, net (loss) income available to common shareholders is $0 due to the allocation of all net (loss) income to the preferred shareholders. The allocation of all net (loss) income to the preferred shareholders is due to their liquidation preference exceeding the amount of net (loss) income, resulting in no net (loss) income being available to common shareholders.

Income taxes:

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

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

3.	Summary of significant accounting policies (continued):

Statements of cash flows:

Changes in operating assets and liabilities for the years ended June 30, 2002 and 2001, as shown in the consolidated statements of cash flows are as follows:

	2002	2001

Accounts receivable	$167,000	$436,000

Income tax receivable	(33,000)

Inventory		(25,000)

Prepaid expenses and other assets	78,000	(232,000)

Accounts payable	(288,000)	(124,000)

Accrued expenses and deferred employee benefits		(341,000)

Income tax payable		(25,000)

Deferred revenue	(167,000)	(139,000)

	$(243,000)	$(450,000)

Non-cash investing and financing activities include the sale of the Company’s assets, net of certain liabilities, to Veeder-Root in September 2000, as follows:

Assets sold	$7,918,000

Receivable	(1,500,000)

Liabilities assumed	(695,000)

Deferred gain on sale	1,500,000

Transaction costs	450,000

Cash received	(15,089,000)

Gain on sale	$(7,416,000)

The Company paid income taxes of $87,000 and $179,000 in 2002 and 2001, respectively. The Company paid interest of $253,000 in 2001 and none in 2002.

Comprehensive income:

During the years ended June 30, 2002 and 2001, the Company did not have any components of comprehensive income to report.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

3.	Summary of significant accounting policies (continued):

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition and results of operations of the Company, as the Company has no long-lived assets.

4.	Bank loan:

Through September 21, 2000, the Company had a term loan and financing agreement with Bank Boston, N.A. (“Bank Boston”). Due to the Company’s sale of its assets to Veeder-Root on September 21, 2000, the term loan principal balance of $1,750,000 and related accrued interest of $253,000 was callable by Bank Boston and was paid by the Company on that date.

5.	Income taxes:

The provision for income taxes for the years ended June 30, 2002 and 2001, consists of the following:

	2002	2001

Current:

Federal		$169,000

State and local		1,000

		170,000

Deferred:

Federal	$59,000	2,102,000

State and local	22,000	133,000

	81,000	2,235,000

Income tax expense	$81,000	$2,405,000

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

5.	Income taxes (continued):

A reconciliation of income tax expense (benefit) for the years ended June 30, 2002 and 2001, computed at the statutory federal income tax rate of 34% to the effective income tax expense (benefit) is as follows:

	2002	2001

Expected income tax (benefit) provision	($231,000)	$2,251,000

Alternative minimum tax		154,000
Effect of valuation allowance	$312,000

	$81,000	$2,405,000

At June 30, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000, which begin to expire from fiscal year 2007 through 2022. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2002, are as follows:

Net operating loss carryforwards	$(2,072,000)

Reserve on receivable	78,000

Reserve for liquidation costs	182,000

Deferred gain on sale	(537,000)

Valuation allowance	(1,376,000)

Net deferred tax assets	$419,000

A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The change in the valuation allowance for the year ended June 30, 2002, was $189,000.

6.	Stockholders’ equity:

Series A preferred stock:

The Series A Preferred Stock the “Preferred Stock” has an aggregate allocation amount (the “Allocation Amount”) of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 8% dividend (based on the Allocation Amount), if and when declared by the board of directors. The effective dividend rate is 8.24% and 8.26% for the years ended June 30, 2002 and 2001. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. During the year ended June 30, 2001, distributions of $12,277,000 were paid to the Series A Preferred Shareholders. At June 30, 2002, the remaining liquidation preference amount is $6,460,000.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

6.	Stockholders’ equity (continued):

Stock options:

In connection with the Veeder-Root transaction and Plan of Liquidation, the Company terminated executive management and employee positions in September 2000. As a result, all options outstanding through September 21, 2000, expired unexercised 60 days after employee termination.

During the year ended June 30, 2001, the Company recorded deferred compensation expense of $62,000.

7.	Commitments and contingencies:

Deferred employee benefit agreement:

In July 1991, the Company entered into a deferred compensation agreement with the Company’s former president. The benefits, as defined under the agreement, required the Company to pay $2,700 per month throughout the former president’s lifetime, with a minimum ten-year guaranteed payment. Upon his death, benefits may continue to his beneficiaries as defined under the agreement. Monthly payments were adjusted annually based on the Department of Labor Consumer Price Index. At the effective date of the agreement, the benefits are fully vested, but not funded. Veeder-Root assumed this obligation on September 21, 2000.

Leases:

The Company leased its office facilities and certain equipment under non-cancelable operating leases. Pursuant to the terms of the Agreement with Veeder-Root, these lease obligations were assumed by Veeder-Root on September 21, 2000. Lease expense for the years ended June 30, 2001 was $48,000.

Transactions with investors and others:

The Company agreed to pay the Investors and two Board members a total of $160,000 per year for board of director and management fees, which were recorded as expense in each of the years ended June 30, 2002 and 2001. The Company agreed to pay these fees through May 2002.

Employee benefit plan:

The Company sponsored an employee savings plan under Section 401(k) of the Internal Revenue Code through September 21, 2000. Under the plan, all employees were eligible to participate after six months of service. Employees were allowed to defer up to 15% of their salary subject to limits set annually by the Internal Revenue Service and, at the Company’s discretion, it could match annually. No expense for matching contributions was recorded in 2001. The plan was terminated subsequent to the Veeder-Root sale.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

7.	Commitments and contingencies (continued):

Litigation:

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs’ complaints contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000.

The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. An oral argument was heard before the California Court of Appeals in October 2001. On November 21, 2001, the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim. The plaintiffs have now refiled a claim in the lower court asserting a personal non-derivative action.

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At June 30, 2002, the Company has accrued approximately $400,000 of estimated legal costs expected to be incurred in connection with this contingency.

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

BARRY S. ROSENSTEIN, 44, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, Ustman Technologies, Inc. (NASDAQ: USTX), TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.

MARC A. WEISMAN, 49, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.

ITEM 10. EXECUTIVE COMPENSATION

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 26, 2002 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company’s outstanding Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares	Percent of
Name	beneficially owned	outstanding shares

Sagaponack Partners, L.P. 536 Pacific Avenue San Francisco, CA 94133	10,973,461	49.2%

Sagaponack Partners International, L.P. 536 Pacific Avenue San Francisco, CA 94133	216,000	1.0%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 26, 2002 of each Director during the fiscal year ended June 30, 2002, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares		Percent of
Name	beneficially owned		outstanding shares

Barry S. Rosenstein 536 Pacific Avenue San Francisco, CA 94133	11,189,461	(1)	50.2%

Marc A. Weisman 645 Fifth Avenue, 8th Floor New York, NY 10022	11,189,461	(1)	50.2%

All current executive officers and directors as a group	11,189,461	(1)	50.2%

(1)  Includes 10,973,461 shares of common stock owned by Sagaponack Partners, L.P. and 216,000 shares of Common Stock owned by Sagaponack Partners International, L.P., both of which may be deemed to be beneficially owned by Messrs. Rosenstein and Weisman as co-managing partners of each of Sagaponack Partners, L.P. and Sagaponack Partners International, L.P.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(A)	EXHIBITS

3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4	Bylaws, as amended, of the Company (1).

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4).

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6).

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8).

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.

(B)	DURING THE REGISTRANT’S QUARTER ENDED JUNE 30, 2002, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K

           None

ITEM 14. CONTROLS AND PROCEDURES

In the fiscal year ended June 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding internal controls or other factors that could significantly affect these controls. The Company plans to conduct an evaluation of their disclosure controls and procedures each quarter.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

UST Liquidating Corporation

SIGNATURE

By: /s/ Barry S. Rosenstein Barry S. Rosenstein Co-Chairman of Board of Directors	September 30, 2002

By: /s/ Marc A. Weisman Marc A. Weisman Co-Chairman of Board of Directors	September 30, 2002

CERTIFICATIONS

I, Barry S. Rosenstein, certify that:

1.	I have reviewed this annual report on Form 10-KSB of UST Liquidating Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Barry S. Rosenstein Barry S. Rosenstein Chairman of the Board of Directors

I, Marc A. Weisman, certify that:

1.	I have reviewed this annual report on Form 10-KSB of UST Liquidating Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Marc A. Weisman Marc A. Weisman Co-Chairman of the Board of Directors

EXHIBIT INDEX

3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4	Bylaws, as amended, of the Company (1).

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4).

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6).

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

EXHIBIT INDEX (Continued)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8).

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.