Form 10QSB
period 2002-09-30
UST LIQUIDATING CORP
filed 2002-11-15
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

COMMISSION FILE NUMBER: 0-16011

UST LIQUIDATING CORPORATION (F/K/A USTMAN TECHNOLOGIES, INC.)

(Exact name of small business issuer as specified in its charter)

California	95-2873757

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

536 Pacific Avenue San Francisco, California	94133

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(415) 989-7770

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2002 were 22,298,598 shares, no par value.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 11, 2002

     PART I — FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS
Current assets:
Cash	$62,000
Prepaid expenses	25,000
Receivable from purchaser, net of allowance of $200,000	1,379,000
Deferred income taxes	419,000

Total current assets	1,885,000

Other assets	11,000

$1,896,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,000
Estimated costs to liquidate	225,000
Deferred gain and interest, current portion	1,379,000

Total current liabilities	1,620,000
Estimated costs to liquidate, net of current portion	224,000

Total liabilities	1,844,000

Shareholders’ equity:
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $6,589,000	52,000
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	12,286,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(12,286,000)

Total shareholders’ equity	52,000

$1,896,000

See accompanying notes.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Selling, general and administrative expenses	$6,000	$21,000

Other income:
Interest income	—	2,000

	—	2,000

Loss before income tax	(6,000)	(19,000)
Income tax benefit	—	7,000

Net loss	$(6,000)	$(12,000)

Basic and diluted net loss per share applicable to common shareholders (note 3)	$—	$—

Weighted average shares outstanding	22,298,598	22,298,598

See accompanying notes.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Cash provided by (used in) operating activities	$7,000	$(53,000)

Increase (decrease) in cash	7,000	(53,000)
Cash, beginning of period	55,000	371,000

Cash, end of period	$62,000	$318,000

See accompanying notes

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) included in this Form 10-QSB, have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2002 and 2001, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which a reserve of $200,000 has been applied against the receivable at September 30, 2002. One-half of the holdback was to have been paid to the Company in April 2002. However, the amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the net holdback balance of $1,300,000 within the next nine months. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at September 30, 2002, is $79,000, which has been recorded as deferred revenue.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at September 30, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

Cash proceeds from the sale to Veeder-Root of $15,089,000 were used to repay the outstanding $1.75 million term loan and accrued interest to Fleet National Bank, pay approximately $450,000 of costs incurred in connection with the Veeder-Root transaction, and pay $12,277,000 of the liquidation preference of the Series A Preferred Stock.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2002, the Company has recorded a $449,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Note 4).

The carrying values of the Company’s financial instruments at September 30, 2002, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

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

PREFERRED STOCK:

As disclosed in Note 2, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its shareholders. Distributions are first made to Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At September 30, 2002, the Series A preferred stock has a liquidation preference of $6,589,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation; therefore, no distributions are expected to be made to the common shareholders. As a result, earnings and losses for the three-month periods ended September 30, 2002 and 2001, have been allocated to the preferred shareholders.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

For the three-month periods ended September 30, 2002 and 2001, net income (loss) available to common shareholders is $0 due to the allocation of all net income to the preferred shareholders. The allocation of all net income to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

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

4. COMMITMENTS AND CONTINGENCIES:

TRANSACTIONS WITH INVESTORS AND OTHERS

The Company incurred board of directors’ fees of $15,000 for the three months ended September 30, 2001. There were no directors’ fees earned during the quarter ended September 30, 2002.

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

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

4. COMMITMENTS AND CONTINGENCIES (CONTINUED):

LITIGATION (CONTINUED)

The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste, which the trial court dismissed. On November 21, 2001, the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim.

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At September 30, 2002, the Company has accrued approximately $380,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains certain statements which are “forward looking” statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning UST Liquidating Corporation’s Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for UST Liquidating Corporation’s products and UST Liquidating Corporation’s ability to meet demand, (ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. UST Liquidating Corporation does not intend to update these forward looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company recognized selling, general and administrative expenses of $6,000 and $21,000 for the three months ended September 30, 2002 and 2001, respectively. The expense for the three months ended September 30, 2002 consisted of insurance expense as compared to insurance expense and directors’ fees for the same period in 2001. In addition, the Company recognized interest income of $2,000 for the three months ended September 30, 2001.

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

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. At September 30, 2002, a reserve of $200,000 has been applied against the receivable. One-half of the holdback was to have been paid to the Company in April 2002. However, the amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the net holdback balance of $1,300,000 within the next nine months. The holdback of $1,500,000 bears interest at the prevailing published money market rate available from Citibank in New York City.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2002, the Company has recorded a $449,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against legal claims.

Management believes cash of $62,000 at September 30, 2002 as well as proceeds expected to be received from purchaser (approximately $1.38 million at September 30, 2002) are expected to be sufficient to fund the estimated costs to liquidate for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

On November 5, 2002 (“Evaluation Date”), the Company’s management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, the Company’s Co-Chairmen of the Board of Directors concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chairmen of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At September 30, 2002, the Company has accrued approximately $380,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Liquidating Corporation (Registrant)

November 12, 2002	By	/s/ MARC A. WEISMAN

Marc A. Weisman Director

November 12, 2002	By	/s/ BARRY S. ROSENSTEIN

Barry S. Rosenstein Director

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Marc A. Weisman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of UST Liquidating Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5.	The registrant’s other certifying officers and I have disclosed to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MARC A. WEISMAN

Marc A. Weisman Co-Chairman of Board of Directors

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry S. Rosenstein, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of UST Liquidating Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5.	The registrant’s other certifying officers and I have disclosed to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ BARRY S. ROSENSTEIN

Barry S. Rosenstein Co-Chairman of Board of Directors