Form 10QSB
period 2002-12-31
UST LIQUIDATING CORP
filed 2003-02-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

COMMISSION FILE NUMBER: 0-16011

UST LIQUIDATING CORPORATION (F/K/A USTMAN TECHNOLOGIES, INC.)

(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2873757 (I.R.S. Employer Identification No.)

536 Pacific Avenue San Francisco, California (Address of principal executive offices)	94133 (Zip Code)

Issuer’s telephone number: (415) 989-7770

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

As of February 12, 2003, there were 22,298,598 shares of the Registrant’s no-par common shares outstanding.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of December 31, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
February 12, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
(UNAUDITED)

ASSETS
Current assets:
Cash	$48,000
Prepaid expenses	25,000
Receivable from purchaser, net of allowance of $200,000	1,388,000
Deferred income taxes	419,000

Total current assets	1,880,000

Other assets	4,000

$1,884,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,000
Estimated costs of liquidation	224,000
Deferred gain and interest	1,388,000

Total current liabilities	1,629,000
Estimated costs of liquidation, net of current portion	209,000

Total liabilities	1,838,000

Shareholders’ equity:
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $6,721,000	46,000
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	12,291,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(12,291,000)

Total shareholders’ equity	46,000

$1,884,000

See accompanying notes.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Selling, general and administrative expenses	$(6,000)	$(138,000)
Interest income	—	1,000

Loss before income tax	(6,000)	(137,000)
Income tax benefit	—	52,000

Net loss	$(6,000)	$(85,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$—	$—

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Selling, general and administrative expenses	$(12,000)	$(159,000)
Interest income	—	4,000

Loss before income tax	(12,000)	(155,000)
Income tax benefit	—	59,000

Net loss	$(12,000)	$(96,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$—	$—

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Cash used in operating activities	$(7,000)	$(46,000)

Decrease in cash	(7,000)	(46,000)
Cash, beginning of period	55,000	318,000

Cash, end of period	$48,000	$272,000

See accompanying notes

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) included in this Form 10-QSB, have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2002 and 2001, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which a reserve of $200,000 has been applied against the receivable at December 31, 2002. One-half of the holdback was to have been paid to the Company in April 2002. However, the amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the net holdback balance of $1,300,000 within the next six months. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at December 31, 2002, is $88,000, which has been recorded as deferred revenue.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at December 31, 2002). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

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

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At December 31, 2002, the Company has recorded a $433,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Note 4).

The carrying values of the Company’s financial instruments at December 31, 2002, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

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

PREFERRED STOCK:

As disclosed in Note 2, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its shareholders. Distributions are first made to Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At December 31, 2002, the Series A preferred stock has a liquidation preference of $6,721,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation; therefore, no distributions are expected to be made to the common shareholders. As a result, earnings and losses for the three-month and six-month periods ended December 31, 2002 and 2001, have been allocated to the preferred shareholders.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

EARNINGS PER SHARE:

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income per share computation. Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares would be to increase income per share and decrease loss per share.

For the three-month and six-month periods ended December 31, 2002 and 2001, net income (loss) available to common shareholders is $0 due to the allocation of all net income to the preferred shareholders. The allocation of all net income to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

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

TRANSACTIONS WITH INVESTORS AND OTHERS

The Company incurred board of directors’ fees of $64,000 for the six months ended December 31, 2001. There were no directors’ fees during the six-months ended December 31, 2002.

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

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At December 31, 2002, the Company has accrued approximately $380,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains certain statements which are “forward looking” statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, “Management’s Discussion and Analysis” concerning UST Liquidating Corporation’s Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements. UST Liquidating Corporation does not intend to update these forward looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

The Company recognized selling, general and administrative expenses of $6,000 and $138,000 for the three months ended December 31, 2002 and 2001, respectively, and $12,000 and $159,000 for the six months ended December 31, 2002 and 2001, respectively. The expense for the three months and six months ended December 31, 2002 consisted of insurance expense as compared to legal fees, insurance expense and directors’ fees for the same periods in 2001. In addition, the Company recognized interest income of $1,000 and $4,000 for the three months and six months ended December 31, 2001.

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

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. At December 31, 2002, a reserve of $200,000 has been applied against the receivable. One-half of the holdback was to have been paid to the Company in April 2002. However, the amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the net holdback balance of $1,300,000 within the next six months. The holdback of $1,500,000 bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at December 31, 2002, is $88,000, which has been recorded as deferred revenue.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At December 31, 2002, the Company has recorded a $433,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against legal claims.

Management believes cash of $48,000 at December 31, 2002 as well as proceeds expected to be received from Veeder-Root ($1,300,000 plus accrued interest of $88,000 at December 31, 2002) are expected to be sufficient to fund the estimated costs to liquidate for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

As of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”), the Company’s management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, the Company’s Co-Chairmen of the Board of Directors concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chairmen of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At December 31, 2002, the Company has accrued approximately $380,000 of estimated legal costs expected to be incurred in connection with this contingency.

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

UST Liquidating Corporation (Registrant)

February 13, 2003	By	/s/ Marc A. Weisman

Marc A. Weisman Director

February 13, 2003	By	/s/ Barry S. Rosenstein

Barry S. Rosenstein Director

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc A. Weisman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of UST Liquidating Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: February 13, 2003

/s/ Marc A. Weisman
Marc A. Weisman Co-Chairman of Board of Directors

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry S. Rosenstein, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of UST Liquidating Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003

/s/ Barry S. Rosenstein Barry S. Rosenstein Co-Chairman of Board of Directors

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350