Form 10QSB
period 2003-03-31
UST LIQUIDATING CORP
filed 2003-05-15
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

As of May 12, 2003, there were 22,298,598 shares of the Registrant’s no-par common stock outstanding.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of March 31, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 14, 2003

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
EX-99.1 Certification by Chief Executive Officer
EX-99.2 Certification by Chief Financial Officer

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)

ASSETS
Current assets:
Cash	$27,000
Prepaid expenses	23,000
Receivable from purchaser, net of allowance of $200,000	1,391,000
Deferred income taxes	419,000

Total assets (all current)	$1,860,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,000
Estimated costs of liquidation	225,000
Deferred gain and interest	1,391,000

Total current liabilities	1,668,000
Estimated costs of liquidation, net of current portion	153,000

Total liabilities	1,821,000

Shareholders’ equity:
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $6,855,000	39,000
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	12,298,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(12,298,000)

Total shareholders’ equity	39,000

$1,860,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Selling, general and administrative expenses	$(7,000)	$(22,000)
Interest income	—	1,000

Loss before income tax	(7,000)	(21,000)
Income tax benefit	—	8,000

Net loss	$(7,000)	$(13,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$—	$—

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Selling, general and administrative expenses	$(19,000)	$(181,000)
Interest income	—	5,000

Loss before income tax	(19,000)	(176,000)
Income tax benefit	—	67,000

Net loss	$(19,000)	$(109,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$—	$—

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Cash used in operating activities	$(28,000)	$(117,000)

Decrease in cash	(28,000)	(117,000)
Cash, beginning of period	55,000	318,000

Cash, end of period	$27,000	$201,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 2003 and 2002, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which a reserve of $200,000 has been applied against the receivable at March 31, 2003. One-half of the holdback was to have been paid to the Company in April 2002 and the other half was to have been paid to the Company in April 2003. However, the amount was held pending the resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the net holdback balance of $1,300,000 within the next three months. The holdback bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at March 31, 2003 is $91,000, which has been recorded as deferred revenue.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at March 31, 2003). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS (CONTINUED):

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. It is not expected that there will be funds available for distribution to the common stockholders. Any proceeds to be received upon the release of the held back portion of the sale’s price are to be used to pay costs associated with preserving the value of the Company’s remaining assets, to pay costs associated with winding up the Company’s business, and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2003, the Company has recorded a $378,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Note 4).

The carrying values of the Company’s financial instruments at March 31, 2003, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

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

PREFERRED STOCK:

As discussed above, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its shareholders. Distributions are first made to Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At March 31, 2003, the Series A preferred stock has a liquidation preference of $6,855,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation; therefore, no distributions are expected to be made to the common shareholders. As a result, earnings and losses for the three-month and nine-month periods ended March 31, 2003 and 2002, have been allocated to the preferred shareholders.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

For the three-month and nine-month periods ended March 31, 2003 and 2002, net income (loss) available to common shareholders is $0 due to the allocation of all net income to the preferred shareholders. The allocation of all net income to the preferred shareholders is due to their liquidation preference exceeding the amount of net income, resulting in no net income being available to common shareholders.

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

TRANSACTIONS WITH INVESTORS AND OTHERS

The Company incurred board of directors’ fees of $78,000 for the nine months ended March 31, 2002. There were no directors’ fees during the nine months ended March 31, 2003.

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

THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At March 31, 2003, the Company has accrued approximately $360,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains certain statements which are “forward looking” statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, “Management’s Discussion and Analysis ” concerning UST Liquidating Corporation’s Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements. UST Liquidating Corporation does not intend to update these forward looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003
AND 2002

The Company recognized selling, general and administrative expenses of $7,000 and $22,000 for the three months ended March 31, 2003 and 2002, respectively, and $19,000 and $181,000 for the nine months ended March 31, 2003 and 2002, respectively. The expense for the three months and nine months ended March 31, 2003 consisted of amortized insurance expense as compared to legal fees, insurance expense and directors’ fees for the same periods in 2002. In addition, the Company recognized interest income of $1,000 and $5,000 for the three months and nine months ended March 31, 2002.

FINANCIAL CONDITION AND LIQUIDITY

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root in accordance with the terms of the definitive asset purchase agreement (the “Agreement”) executed by the parties on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. There will not be any proceeds available for distribution to the holders of the Company’s common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company. The Company believes that revenues and expenses will continue to represent a minimal continuing impact to the Company.

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. At March 31, 2003, a reserve of $200,000 has been applied against the receivable. One-half of the holdback was to have been paid to the Company in April 2002 and the other half was to have been paid to the Company in April 2003. The amount was held pending resolution of matters concerning existing claims against the Company. The Company believes it has resolved these matters, and the Company expects to collect the net holdback balance of $1,300,000 within the next three months. The holdback of $1,500,000 bears interest at the prevailing published money market rate available from Citibank in New York City. Interest receivable at March 31, 2003, is $91,000, which has been recorded as deferred revenue.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2003, the Company has recorded a $378,000 reserve for estimated liquidation costs, which primarily represent estimated costs to defend the Company against legal claims.

Management believes cash of $27,000 at March 31, 2003 as well as proceeds expected to be received from Veeder-Root (approximately $1,300,000 plus accrued interest of $91,000 at March 31, 2003) are expected to be sufficient to fund the estimated costs to liquidate for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days (“Evaluation Date”) prior to the date of this report, the Company’s management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, the Company’s Co-Chairmen of the Board of Directors concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chairmen of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At March 31, 2003, the Company has accrued approximately $360,000 of estimated legal costs expected to be incurred in connection with this contingency.

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

UST Liquidating Corporation (Registrant)

May 15, 2003	By /s/ Marc A. Weisman Marc A. Weisman Director

May 15, 2003	By /s/ Barry S. Rosenstein Barry S. Rosenstein Director

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based upon our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

/s/ Barry S. Rosenstein Barry S. Rosenstein Co-Chairman of Board of Directors

EXHIBIT INDEX

Exhibit	Description
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350