Form 10KSB
period 2003-06-30
UST LIQUIDATING CORP
filed 2003-10-10
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on October 9, 2003 was approximately $444,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer’s common stock, as of October 10, 2003, was 22,298,598.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (“the Company”) was incorporated under California law in 1947. On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”) a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement (the “Agreement”) that the Company entered into with Veeder-Root on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. In accordance with the Agreement, the adjusted sales price was $16,589,000, of which the Company received $15,089,000 in cash, and of which $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 has been held back by Veeder-Root to secure indemnity obligations of the Company. As of June 30, 2003, an allowance of $351,000 has been applied against the receivable. In September 2003, the Company received $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2003). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2003, the Company has recorded a $306,000 allowance for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Item 3).

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

Employees. Subsequent to September 24, 2000, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

At June 30, 2003, the Company has no operations or related property.

ITEM 3. LEGAL PROCEEDINGS

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs’ complaint contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000.

The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste. The briefing on the appeal was completed and an oral argument was heard before the California Court of Appeals on October 26, 2001. On November 21, 2001, the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim.

The case is currently in the discovery phase with the trial set for May 2004. The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At June 30, 2002, the Company had accrued approximately $400,000 of estimated legal costs, of which approximately $148,000 was incurred during the years ended 6/30/03. At June 30, 2003, the Company has accrued approximately $252,000 of estimated legal costs expected to be incurred in connection with this contingency.

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

QUARTER ENDING—	06/30/03	03/31/03	12/31/02	09/30/02

High bid price	$0.04	$0.07	$0.05	$0.07
Low bid price	$0.02	$0.02	$0.02	$0.04

QUARTER ENDING—	06/30/02	03/31/02	12/31/01	09/30/01

High bid price	$0.06	$0.15	$0.10	$0.07
Low bid price	$0.03	$0.05	$0.02	$0.02

As of September 27, 2003, there were approximately 1,300 record holders of the Company’s Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

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

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. The Company recognized a gain on the sale of $7,416,000. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. The receivable of $1,500,000 bears interest at the prevailing published money market rate available from Citibank in New York City. At June 30, 2003, an allowance of $351,000 has been applied against the receivable due to uncertainty regarding the ultimate collection of this receivable. The Company received cash of $1,239,000 in September 2003. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. The interest receivable was $88,000 at June 30, 2003.

The assets sold by the Company pursuant to the Agreement include all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2003). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that after the sale, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2003, the Company has recorded a $306,000 accrual for estimated liquidation costs, of which approximately $252,000 represent estimated costs to defend the Company against legal claims.

Recent accounting pronouncement:

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have an effect on its financial statements.

Critical accounting policies:

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the accrual for liquidation costs, contingencies (litigation), and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the more significant accounting policies and methods used by the Company:

•	Accrual for liquidation costs

•	Contingencies (litigation)

•	Deferred income taxes

Accrual for liquidation costs:

The Company’s accrual for liquidation costs is based on management’s best estimates of costs to be incurred in preserving the value of the Company’s remaining assets in order to make distributions to the Company’s Series A preferred shareholders. The Company’s management uses its judgment based on available facts and circumstances. This accrual is reevaluated and adjusted as additional information is received that impacts the amount of the accrual. It is at least reasonably possible that the accrual for liquidation costs will change in the near term, and these changes could be material.

Contingencies (litigation):

The Company is involved in a class action complaint as discussed in Note 5 to the consolidated financial statements. The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure.

Deferred income taxes:

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary.

ITEM 7. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION

YEARS ENDED JUNE 30, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
UST Liquidating Corporation

We have audited the accompanying consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
September 26, 2003

UST LIQUIDATING CORPORATION

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

ASSETS
Current assets:
Cash	$26,000
Receivable from purchaser, net (Note 2)	1,237,000
Income tax refund receivable	41,000
Deferred income taxes (Note 3)	390,000
Prepaid expenses	17,000

Total assets, all current	$1,711,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,000
Estimated costs of liquidation (Note 2)	185,000
Deferred gain and interest (Note 2)	1,237,000

Total current liabilities	1,545,000

Estimated costs of liquidation (Note 2)	121,000

Total liabilities	1,666,000

Commitments and contingencies (Note 5)
Shareholders’ equity (Note 4):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; liquidation preference $6,992,000	45,000
Common stock, no par value; 25,000,000 shares authorized; 22,298,598 shares issued and outstanding	12,292,000
Class A common stock, no par value; 15,000,000 shares authorized; none issued and outstanding
Class B common stock, no par value; 15,000,000 shares authorized; none issued and outstanding
Accumulated deficit	(12,292,000)

Total shareholders’ equity	45,000

$1,711,000

See accompanying notes to consolidated financial statements.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

Selling, general and administrative expenses, including estimated liquidation costs (Note 2)	$(25,000)	$(684,000)
Interest income		5,000

Loss before income tax	(25,000)	(679,000)
Income tax benefit (expense) (Note 3)	12,000	(81,000)

Net loss	$(13,000)	$(760,000)

Basic and diluted net loss per share applicable to common shareholders (Note 1)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes to consolidated financial statements.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2003 AND 2002

	Preferred stock		Common stock

					Accumulated
	Shares	Amount	Shares	Amount	deficit	Total

Balances, July 1, 2002	9,717	$818,000	22,298,598	$11,519,000	$(11,519,000)	$818,000
Allocation of common stock balance to preferred stock		(760,000)		760,000
Net loss					(760,000)	(760,000)

Balances, June 30, 2002	9,717	58,000	22,298,598	12,279,000	(12,279,000)	58,000
Allocation of common stock balance to preferred stock		(13,000)		13,000
Net loss					(13,000)	(13,000)

Balances, June 30, 2003	9,717	$45,000	22,298,598	$12,292,000	$(12,292,000)	$45,000

See accompanying notes to consolidated financial statements.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

Operating activities:
Net loss	$(13,000)	$(760,000)
Adjustments to reconcile net loss to net cash used in operating activities and decrease in cash:
Provision for estimated costs of liquidation		606,000
Deferred income taxes	29,000	81,000
Net changes in operating assets and liabilities	(45,000)	(243,000)

Net cash used in operating activities and decrease in cash	(29,000)	(316,000)
Cash, beginning of year	55,000	371,000

Cash, end of year	$26,000	$55,000

     See accompanying notes to consolidated financial statements.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2003 AND 2002

1.	Organization and summary of significant accounting policies:

Organization:

UST Liquidating Corporation and subsidiaries (the “Company”), formerly USTMAN Technologies, Inc., provided environmental services to owners and operators of underground storage tanks in the United States and abroad through September 21, 2000. These services included statistical inventory reconciliation and other monitoring methods accepted by various regulatory authorities.

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities. As a result of the sale, the Company no longer has any ongoing business operations. In August 2000, the Company’s board of directors approved a Plan of Liquidation (Note 2).

The Company’s wholly-owned subsidiaries include Watson Systems, Inc. (“Watson Systems”), EnvirAlert, Inc. (“EnvirAlert”), and Advanced Tank Certification, Inc. (“ATC”). The Company owns 87% of the outstanding preferred stock and 96% of the outstanding common stock of Toxguard Systems, Inc. (“Toxguard Systems”). All subsidiaries are inactive.

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

For the years ended June 30, 2003 and 2002, net loss available to common shareholders is $0 due to the allocation of all net loss to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity ($45,000). Therefore, the preferred shareholders are being allocated all net income or net loss, resulting in no net loss being allocated to common shareholders (Note 2).

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2003 AND 2002

1.	Organization and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

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

Statements of cash flows:

Changes in operating assets and liabilities for the years ended June 30, 2003 and 2002, as shown in the consolidated statements of cash flows are as follows:

	2003	2002

Receivable from purchaser	$141,000	$167,000
Income tax refund receivable	(8,000)	(33,000)
Prepaid expenses and other assets	25,000	78,000
Accounts payable	102,000	(288,000)
Deferred gain and interest	(141,000)	(167,000)
Estimated costs of liquidation	(164,000)

	$(45,000)	$(243,000)

The Company paid no income taxes in 2003 and $87,000 in 2002. The Company paid no interest in 2003 or 2002.

Comprehensive income:

During the years ended June 30, 2003 and 2002, the Company did not have any components of comprehensive income to report.

Recent accounting pronouncement:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have an effect on its financial statements.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2003 AND 2002

2.	Sale of Company assets, plan of liquidation, and management’s plans:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which an allowance of $351,000 has been applied against the receivable at June 30, 2003. The receivable of $1,500,000 bears interest at the prevailing published money market rate available from Citibank in New York City. The Company received cash of $1,239,000 in September 2003. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. The interest receivable was $88,000 at June 30, 2003. Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 5). Due to uncertainty regarding the ultimate collection of this holdback receivable, the entire amount of the remaining holdback has been allowed for at June 30, 2003.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2003). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, the unpaid principal and accrued interest due under the Company’s credit facility with Fleet National Bank (f/k/a BankBoston), the obligation under the Series A Preferred Stock liquidation preference (Note 4), and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

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

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2003, the Company has recorded a $306,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against existing legal claims (Note 5).

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2003 AND 2002

2.	Sale of Company assets, plan of liquidation, and management’s plans (continued):

The carrying values of the Company’s financial instruments at June 30, 2003, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

3.	Income taxes:

The provision for income taxes for the years ended June 30, 2003 and 2002, consists of the following:

	2003	2002

Current, federal	$41,000

Deferred:
Federal	(20,000)	$(59,000)
State and local	(9,000)	(22,000)

	(29,000)	(81,000)

Income tax benefit (expense)	$12,000	$(81,000)

The current income tax benefit of $41,000 is due to the carryback of net operating losses, applied against prior year alternative minimum taxes paid by the Company. This carryback was allowable based on a 2002 enacted change in tax law.

A reconciliation of income tax benefit (expense) for the years ended June 30, 2003 and 2002, computed at the statutory federal income tax rate of 34% to the effective income tax benefit (expense) is as follows:

	2003	2002

Expected income tax benefit	$8,000	$231,000
Effect of valuation allowance	4,000	(312,000)

	$12,000	$(81,000)

At June 30, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000, which begin to expire from fiscal year 2007 through 2023. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2003, are as follows:

Net operating loss carryforwards	$2,063,000
Allowance on receivable	137,000
Accrual for liquidation costs	118,000
Deferred gain on sale	(482,000)
Valuation allowance	(1,446,000)

Net deferred tax assets	$390,000

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2003 AND 2002

3.	Income taxes (continued):

A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The valuation allowance for the year ended June 30, 2003, increased by $70,000.

4.	Shareholders’ equity:

Series A preferred stock:

The Series A Preferred Stock (the “Preferred Stock”) has an aggregate allocation amount (the “Allocation Amount”) of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 8% dividend (based on the Allocation Amount), if and when declared by the board of directors. The effective dividend rate is 8.24% for the years ended June 30, 2003 and 2002. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. During the year ended June 30, 2001, distributions of $12,277,000 were paid to the Series A Preferred Shareholders. At June 30, 2003, the remaining liquidation preference amount is $6,992,000.

5.	Commitments and contingencies:

Transactions with investors and others:

Through May 2002, the Company agreed to pay certain Investors and two Board members for board of director and management fees. During the year ended June 30, 2002, the Company paid $52,000.

Litigation:

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale. The Plaintiffs also filed a derivative claim alleging corporate waste. In August 2000, the Plaintiffs filed a motion for a preliminary injunction, which was denied in a court hearing held on September 18, 2000. The Company and certain other parties subsequently filed a demurrer to Plaintiffs’ complaint contending that Plaintiffs failed to state a valid cause of action, which was granted in October 2000.

The Plaintiffs filed a notice of appeal regarding the demurrer and voluntarily dismissed the derivative claim alleging corporate waste. The briefing on the appeal has been completed and oral argument was heard before the California Court of Appeals on October 26, 2001. On November 21, 2001, the California Court of Appeals reversed the trial court with respect to the demurrer and ruled that the plaintiffs could assert a personal, non-derivative claim.

The case is currently in the discovery phase with the trial set for May 2004. The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At June 30, 2003, the Company has accrued approximately $252,000 of estimated legal costs expected to be incurred in connection with this contingency.

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of June 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

BARRY S. ROSENSTEIN, 45, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, Ustman Technologies, Inc. (NASDAQ: USTX), TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.

MARC A. WEISMAN, 50, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Tuneup Masters, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.

ITEM 10. EXECUTIVE COMPENSATION

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 2003 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company’s outstanding Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares	Percent of
Name	beneficially owned	outstanding shares

Sagaponack Partners, L.P.
536 Pacific Avenue
San Francisco, CA 94133	10,973,461	49.2%
Sagaponack Partners International, L.P.
536 Pacific Avenue
San Francisco, CA 94133	216,000	1.0%

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 2003 of each Director during the fiscal year ended June 30, 2003, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares		Percent of
Name	beneficially owned		outstanding shares

Barry S. Rosenstein
536 Pacific Avenue
San Francisco, CA 94133	11,189,461	(1)	50.2%
Marc A. Weisman
645 Fifth Avenue, 8th Floor
New York, NY 10022	11,189,461	(1)	50.2%
All current executive officers and directors as a group	11,189,461	(1)	50.2%

(1)	Includes 10,973,461 shares of common stock owned by Sagaponack Partners, L.P. and 216,000 shares of Common Stock owned by Sagaponack Partners International, L.P., both of which may be deemed to be beneficially owned by Messrs. Rosenstein and Weisman as co-managing partners of each of Sagaponack Partners, L.P. and Sagaponack Partners International, L.P.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(A) EXHIBITS

3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2)

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3)

3.4	Bylaws, as amended, of the Company (1)

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4)

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6)

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6)

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6)

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7)

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8)

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9)

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.

(B)	DURING THE REGISTRANT’S QUARTER ENDED JUNE 30, 2003, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

UST Liquidating Corporation

SIGNATURE

By: /s/ Barry S. Rosenstein	October 10, 2003

Barry S. Rosenstein
Co-Chairman of Board of Directors

By: /s/ Marc A. Weisman	October 10, 2003

Marc A. Weisman
Co-Chairman of Board of Directors

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2)

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3)

3.4	Bylaws, as amended, of the Company (1)

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4)

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6)

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6)

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6)

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6)

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7)

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8)

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9)

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.