Form 10QSB
period 2003-09-30
UST LIQUIDATING CORP
filed 2003-11-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2003 were 22,298,598 shares, no par value.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 13, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS
Current assets:
Cash	$1,265,000
Income tax refund receivable	41,000
Prepaid expenses	11,000

Total assets (all current)	$1,317,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$206,000
Estimated costs of liquidation (Note 2)	225,000

Total current liabilities	431,000
Estimated costs of liquidation, net of current portion (Note 2)	218,000

Total liabilities	649,000

Contingency (Note 4)
Shareholders’ equity (Note 3):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $8,089,000	668,000
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	11,669,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(11,669,000)

Total shareholders’ equity	668,000

Total liabilities and shareholders’ equity	$1,317,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Selling, general and administrative expenses, including estimated liquidation costs (Note 2)	$(206,000)	$(6,000)

Other income:
Gain on sale of assets (Note 2)	1,149,000
Interest income (Note 2)	90,000	—

	1,239,000	—

Income (loss) before income tax	1,033,000	(6,000)
Income tax expense	(410,000)	—

Net income (loss)	$623,000	$(6,000)

Basic and diluted net income (loss) per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Cash provided by (used in) operating activities, and increase (decrease) in cash	$1,239,000	$7,000
Cash, beginning of period	26,000	55,000

Cash, end of period	$1,265,000	$62,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) included in this Form 10-QSB, have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2003 and 2002, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company, of which an allowance of $351,000 was applied against the receivable at June 30, 2003. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the three months ended September 30, 2003. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 4). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at September 30, 2003.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at September 30, 2003). In addition, Veeder-Root assumed certain liabilities and obligations of the Company.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS (CONTINUED):

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. It is not expected that there will be funds available for distribution to the common stockholders. Proceeds received in September 2003 are to be used to pay costs associated with preserving the value of the Company’s remaining assets, to pay costs associated with winding up the Company’s business, and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2003, the Company has recorded a $443,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against existing legal claims (Note 4).

The carrying values of the Company’s financial instruments at September 30, 2003, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

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

PREFERRED STOCK:

As discussed above, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its shareholders. Distributions are first made to Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At September 30, 2003, the Series A preferred stock has a liquidation preference of $8,089,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation; therefore, no distributions are expected to be made to the common shareholders. As a result, earnings and losses for the three-month periods ended September 30, 2003 and 2002, have been allocated to the preferred shareholders.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

EARNINGS (LOSS) PER SHARE:

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

For the three-month periods ended September 30, 2003 and 2002, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity ($668,000 at September 30, 2003). Therefore, the preferred shareholders are being allocated all net income or loss, resulting in no net income or loss being allocated to the common shareholders.

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

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

4.	LITIGATION(CONTINUED):

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At September 30, 2003, the Company has accrued approximately $387,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains certain statements, which are “forward looking” statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning UST Liquidating Corporation’s Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking statements including without limitation, (i) continuation of historical patterns of demand for UST Liquidating Corporation’s products and UST Liquidating Corporation’s ability to meet demand, (ii) actions by competitors, including without limitation new product introductions (iii) and general economic conditions. UST Liquidating Corporation does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company recognized selling, general and administrative expenses (including estimated liquidation costs) of $206,000 during the three months ended September 30, 2003, compared to $6,000 during the six months ended September 30, 2002. During the three months ended September 30, 2003 and 2002, the Company incurred $6,000 of insurance expense. During the three months ended September 30, 2003 the Company also increased the estimated costs of liquidation by $200,000, primarily for estimated legal costs.

FINANCIAL CONDITION AND LIQUIDITY

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root in accordance with the terms of the definitive asset purchase agreement (the “Agreement”). Upon closing the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. There will not be any proceeds available for distribution to the holders of the Company’s common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company.

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain on the sale of assets during the three months ended September 30, 2003. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at September 30, 2003.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2003, the Company has recorded a $443,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against legal claims.

Management believes cash of $1,265,000 at September 30, 2003 will be sufficient to fund the estimated costs to liquidate for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by our Chairman of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairman of the Board of Directors concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. At September 30, 2003, the Company has accrued approximately $387,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 342 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Liquidating Corporation
(Registrant)

November 14, 2002	By	/s/ MARC A. WEISMAN

Marc A. Weisman
Director

November 14, 2002	By	/s/ BARRY S. ROSENSTEIN

Barry S. Rosenstein
Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 342 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.