Form 10QSB
period 2004-03-31
UST LIQUIDATING CORP
filed 2004-05-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

COMMISSION FILE NUMBER: 0-16011

UST LIQUIDATING CORPORATION (F/K/A USTMAN TECHNOLOGIES, INC.)

(Exact name of small business issuer as specified in its charter)

California	95-2873757

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Post Street, Suite 100 San Francisco, California	94108

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:            (415) 989-7770

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2004 were 22,298,598 shares, no par value.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the six-month periods ended March 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 10, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

(UNAUDITED)

ASSETS
Current assets:
Cash	$1,057,000

Total assets (all current)	$1,057,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,000
Estimated costs of liquidation (Note 2)	225,000

Total current liabilities	328,000
Estimated costs of liquidation, net of current portion (Note 2)	67,000

Total liabilities	395,000

Contingency (Note 5)
Shareholders’ equity (Note 3):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $8,089,000	662,000
Common stock, no par value; 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	11,675,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(11,675,000)

Total shareholders’ equity	662,000

Total liabilities and shareholders’ equity	$1,057,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	2004	2003
Selling, general and administrative expenses, including estimated liquidation costs (Note 2)	$(5,000)	$(7,000)

Other income:
Interest income (Note 2)	3,000	—

Net loss	$(2,000)	$(7,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	2004	2003
Selling, general and administrative expenses, including estimated liquidation costs (Note 2)	$(217,000)	$(19,000)

Other income:
Gain on sale of assets (Note 2)	1,149,000	—
Interest income (Note 2)	95,000	—

	1,244,000	—

Income (loss) before income tax	1,027,000	(19,000)
Income tax expense	(410,000)	—

Net income (loss)	$617,000	$(19,000)

Basic and diluted net income (loss) per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	2004	2003
Cash provided by (used in) operating activities, and increase (decrease) in cash	$1,031,000	$(28,000)
Cash, beginning of period	26,000	55,000

Cash, end of period	$1,057,000	$27,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 2004 and 2003, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 5). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at March 31, 2003.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at March 31, 2004). In addition, Veeder-Root assumed certain liabilities and obligations of the Company.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

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

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2004, the Company has recorded a $292,000 accrual for estimated liquidation costs, which primarily represent estimated costs to defend the Company against existing legal claims (Note 5).

The carrying values of the Company’s financial instruments at March 31, 2004, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

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

PREFERRED STOCK:

As discussed above, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its shareholders. Distributions are first made to Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At March 31, 2004, the Series A preferred stock has a liquidation preference of $8,089,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation; therefore, no distributions are expected to be made to the common shareholders. As a result, earnings and losses for the three and nine-month periods ended March 31, 2004 and 2003, have been allocated to the preferred shareholders.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

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

For the three and nine-month periods ended March 31, 2004 and 2003, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity ($662,000 at March 31, 2004). Therefore, the preferred shareholders are being allocated all net income or loss, resulting in no net income or loss being allocated to the common shareholders.

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

During the nine months ended March 31, 2004, Sagaponack paid on behalf of the Company, an $11,250 liability owed to a third party. The Company reimbursed this amount to Sagaponack in December 2003.

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

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

5.	LITIGATION(CONTINUED):

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. Included in the estimated costs of liquidation at March 31, 2004, is approximately $278,000 of estimated legal costs expected to be incurred in connection with this contingency.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company recognized selling, general and administrative expenses (including estimated liquidation costs) of $5,000 and $217,000 during the three and nine months ended March 31, 2004, respectively, compared to $7,000 and $19,000 during the three and nine months ended March 31, 2003. The expense for the three and nine months ended March 31, 2003, consisted of insurance expense. The expense for the three and nine months ended March 31, 2004 consisted of insurance expense, as well as an increase in the estimated costs of liquidation by $200,000, primarily for estimated legal costs. The Company also recognized interest income of $95,000 for the nine months ended March 31, 2004.

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

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain on the sale of assets during the nine months ended March 31, 2004. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at March 31, 2004.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2004, the Company has recorded a $292,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against legal claims.

During the nine months ended March 31, 2004, Sagaponack paid on behalf of the Company, an $11,250 liability owed to a third party. The Company reimbursed this amount to Sagaponack in December 2003.

In addition, during the quarter ended March 31, 2004, the Company received an income tax refund of approximately $41,000 that was recorded as a receivable at June 30, 2003.

Management believes cash of $1,057,000 at March 31, 2004 will be sufficient to fund the estimated costs to liquidate for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure. Included in the estimated costs of liquidation at March 31, 2004, is approximately $278,000 of estimated legal costs expected to be incurred in connection with this contingency.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 and 31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Liquidating Corporation (Registrant)
By /s/ Marc A. Weisman
Marc A. Weisman
Director

By /s/ Barry S. Rosenstein
Barry S. Rosenstein
Director

Exhibit Index

Exhibit No.	Exhibit Description
31.1 and 31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 and 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.