Form 10KSB
period 2004-06-30
UST LIQUIDATING CORP
filed 2004-09-28
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 24, 2004 was $278,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the issuer’s common stock, as of September 24, 2004 was 22,298,598.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (“the Company”) was incorporated under California law in 1947. On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”) a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement (the “Agreement”) that the Company entered into with Veeder-Root on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. In accordance with the Agreement, the adjusted sales price was $16,589,000, of which the Company received $15,089,000 in cash, and of which $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the year ended June 30, 2004. This gain was previously deferred. A remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company. Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback and related interest earnings have been allowed for at June 30, 2004.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2004). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company’s credit facility, the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.

The Company used the proceeds from the sale ($15,089,000) to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (ii) the repayment in full of $1.75 million in principal plus accrued interest and other charges under the Company’s credit facility, and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company’s issued and outstanding Series A Convertible Preferred Stock. As a consequence, there were no, and will not be any proceeds available for distribution to the holders of the Company’s common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company. Revenues and expenses subsequent to the transaction represent a minimal continuing impact to the Company.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2004, the Company has recorded a $609,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against existing legal claims (Item 3).

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

As a result of completing the sale to Veeder-Root, the Company no longer has any business operations, and terminated executive management and employee positions. On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity.

Governmental Regulations and Environmental Laws. Compliance with federal, state and local regulations did not have a material effect on the Company’s operations

Employees. Subsequent to September 24, 2000, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

At June 30, 2004, the Company has no operations or related property.

ITEM 3. LEGAL PROCEEDINGS

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.

After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. The parties stipulated to class certification, and the case is currently stayed pending the Court of Appeal’s decision on certain discovery issues. A trial date has been set for January 24, 2005. However, given the stay of the case, this trial date will likely be continued. The Company is vigorously defending the lawsuit. However, discovery is on going, and it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.

As of March 31, 2004, the Company had accrued $228,000 of expected legal costs based on management’s best estimates, of which $78,000 was incurred in the fourth quarter. During the fourth quarter ended June 30, 2004, management determined that due to the unanticipated amount of time that has elapsed during the discovery phase of the litigation, the unanticipated costs that have been incurred to date, and estimates of increased costs in the future, the estimated costs of liquidation should include a $350,000 increase for additional legal costs. As a result, a total of approximately $500,000 of estimated legal costs expected to be incurred in connection with this contingency is included in the estimated costs of liquidation at June 30, 2004.

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

QUARTER ENDING—	06/30/04	03/31/04	12/31/03	09/30/03
High bid price	$0.03	$0.05	$0.05	$0.03
Low bid price	$0.03	$0.04	$0.02	$0.02

QUARTER ENDING—	06/30/03	03/31/03	12/31/02	09/30/02
High bid price	$0.04	$0.07	$0.05	$0.07
Low bid price	$0.02	$0.02	$0.02	$0.04

As of September 24, 2004, there were approximately 1,300 record holders of the Company’s Common Stock. This number does not include shareholders who maintain their security positions with their security broker in street name.

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

Results of operations

As a result of completing the sale to Veeder-Root in September 2000, the Company no longer has any business operations, and terminated executive management and employee positions. On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity.

The Company recognized estimated liquidation costs of $600,000 during the year ended June 30, 2004, primarily for estimated costs of legal costs. As of March 31, 2004, the Company had accrued $228,000 of expected legal costs based on management’s best estimates, of which $78,000 were incurred in the fourth quarter. During the fourth quarter ended June 30, 2004, management determined that due to the unanticipated amount of time that has elapsed during the discovery phase of the litigation, the unanticipated costs that have been incurred to date, and estimates of increased costs in the future, the estimated costs of liquidation should include a $350,000 increase for additional legal costs. As a result, approximately $500,000 of estimated legal costs expected to be incurred in connection with this contingency is included in the estimated costs of liquidation at June 30, 2004.

The Company recognized general and administrative expenses of $29,000 during the year ended June 30, 2004, compared to $25,000 during the year ended June 30, 2003. Approximately $17,000 and $25,000 in 2004 and 2003, respectively, represented amortization of prepaid insurance cost. In 2004, general and administrative expenses also included $12,000 of expense which represents management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity). Contributed services were not considered material in 2003.

In September 2003, the Company collected a receivable balance from Veeder-Root and received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the year ended June 30, 2004. This gain was previously deferred. The Company also recognized interest income of $96,000 for the year ended June 30, 2004.

Income tax expense for the year ended June 30, 2004 was $392,000, compared to an income tax benefit of $12,000 for the year ended June 30, 2003.

Liquidity and Capital Resources

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

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain on the sale of assets during the year ended June 30, 2004. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback and related interest earnings have been allowed for at June 30, 2004.

On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2004, the Company has recorded a $609,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against legal claims.

Recent accounting pronouncement

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have an impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operations of the Company.

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

We believe the following are the more significant accounting policies and methods used by the Company:

-	Estimated costs of liquidation

-	Contingencies (litigation)

-	Deferred income taxes

Estimated costs of liquidation:

The Company’s liability for estimated costs of liquidation is based on management’s best estimates of costs to be incurred in preserving the value of the Company’s remaining assets in order to make distributions to the Company’s Series A preferred shareholders. The Company’s management uses its judgment based on available facts and circumstances. This accrual is reevaluated and adjusted as additional information is received that impacts the amount of the accrual. It is at least reasonably possible that the accrual for liquidation costs will change in the near term, and these changes could be material.

Contingencies (litigation):

The Company is involved in a class action complaint as discussed in Note 6 to the consolidated financial statements. The Company intends to continue to contest this case vigorously; however, it is too early at this time to determine the ultimate outcome of this matter and the extent of the Company’s exposure.

Deferred income taxes:

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary.

ITEM 7. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION

YEARS ENDED JUNE 30, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
UST Liquidating Corporation

We have audited the accompanying consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
September 27, 2004

UST LIQUIDATING CORPORATION

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS
Current assets:
Cash	$990,000

Total assets (all current)	$990,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,000
Estimated costs of liquidation (Note 2)	309,000

Total current liabilities	409,000

Estimated costs of liquidation, net of current portion (Note 2)	300,000

Total liabilities	709,000

Contingencies (Note 6)
Shareholders’ equity (Note 5):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; liquidation preference $9,303,000	281,000
Common stock, no par value; 25,000,000 shares authorized; 22,298,598 shares issued and outstanding	12,068,000
Class A common stock, no par value; 15,000,000 shares authorized; none issued and outstanding
Class B common stock, no par value; 15,000,000 shares authorized; none issued and outstanding
Accumulated deficit	(12,068,000)

Total shareholders’ equity	281,000

Total liabilities and shareholders’ equity	$990,000

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Estimated costs of liquidation (Note 2)	$(600,000)
General and administrative expenses	(29,000)	$(25,000)

	(629,000)	(25,000)

Other income:
Gain on sale of assets (Note 2)	1,149,000	—
Interest income (Note 2)	96,000	—

	1,245,000	(25,000)

Income (loss) before income tax	616,000	(25,000)
Income tax (expense) benefit (Note 3)	(392,000)	12,000

Net income (loss)	$224,000	$(13,000)

Basic and diluted net income (loss) per share applicable to common shareholders (Note 3)	$0.00	$0.00

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2004 AND 2003

	Preferred stock		Common stock
					Accumulated
	Shares	Amount	Shares	Amount	deficit	Total
Balances, July 1, 2002	9,717	$58,000	22,298,598	$12,279,000	$(12,279,000)	$58,000
Allocation of common stock balance to preferred stock		(13,000)		13,000
Net loss					(13,000)	(13,000)

Balances, June 30, 2003	9,717	45,000	22,298,598	12,292,000	(12,292,000)	45,000
Contribution of services by a member of the board of directors		12,000				12,000
Allocation of common stock balance to preferred stock		224,000		(224,000)
Net loss					224,000	224,000

Balances, June 30, 2004	9,717	$281,000	22,298,598	$12,068,000	$(12,068,000)	$281,000

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Operating activities:
Net income (loss)	$224,000	$(13,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities and increase (decrease) in cash:
Provision for estimated costs of liquidation	600,000	—
Contribution of services by a member of the Board of directors	12,000
Deferred income tax expense	390,000	29,000
Net changes in operating assets and liabilities	(262,000)	(45,000)

Net cash provided by (used in) operating activities, and increase (decrease) in cash	964,000	(29,000)
Cash, beginning of year	26,000	55,000

Cash, end of year	$990,000	$26,000

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

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

Earnings per share:

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income per share computation. Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common equivalent shares outstanding during the years ended June 30, 2004 and 2003.

For the years ended June 30, 2004 and 2003, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity ($281,000). Therefore, the preferred shareholders are being allocated all net income (loss), resulting in no net income (loss) being allocated to common shareholders (Note 2).

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

1.	Organization and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Estimated costs of liquidation:

Estimated costs of liquidation primarily include management’s estimate of costs to defend the Company against existing legal claims (Notes 2 and 6).

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

Statements of cash flows:

Changes in operating assets and liabilities for the years ended June 30, 2004 and 2003, as shown in the consolidated statements of cash flows are as follows:

	2004	2003
Decrease in receivable from purchaser	$1,237,000	$141,000
Decrease (increase) in income tax refund receivable	41,000	(8,000)
Decrease in prepaid expenses and other assets	17,000	25,000
(Decrease) increase in accounts payable	(23,000)	102,000
Decrease in deferred gain and interest	(1,237,000)	(141,000)
Decrease in estimated costs of liquidation	(297,000)	(164,000)

	$(262,000)	$(45,000)

The Company paid $2,000 of state income taxes in 2004, and no income taxes in 2003. The Company paid no interest in 2004 or 2003.

Comprehensive income:

During the years ended June 30, 2004 and 2003, the Company did not have any components of comprehensive income to report.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

1.	Organization and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Recent accounting pronouncement:

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have an impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operations of the Company.

2.	Sale of Company assets, plan of liquidation, and management’s plans:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. Interest accrued on the holdback at the prevailing published money market rate available from Citibank in New York City. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the year ended June 30, 2004. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 6). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback and related interest earnings have been allowed for at June 30, 2004.

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2004). In addition, Veeder-Root assumed certain liabilities and obligations of the Company.

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

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

2.	Sale of Company assets, plan of liquidation, and management’s plans (continued):

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. On August 16, 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2004, the Company has recorded a $609,000 accrual for estimated liquidation costs, of which a $400,000 increase was recorded in the fourth quarter ended June 30, 2004, and which primarily represents estimated costs to defend the Company against existing legal claims (Note 6).

The carrying values of the Company’s financial instruments at June 30, 2004, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

3.	Income taxes:

The provision for income tax (expense) benefit for the years ended June 30, 2004 and 2003, consists of the following:

	2004	2003
Current:
Federal		$41,000
State	$(2,000)

	(2,000)	41,000

Deferred:
Federal	(269,000)	(20,000)
State	(121,000)	(9,000)

	(390,000)	(29,000)

Income tax (expense) benefit	$(392,000)	$12,000

The 2004 current income tax expense represents California state tax. The 2003 current income tax benefit of $41,000 is due to the carryback of net operating losses, applied against prior year alternative minimum taxes paid by the Company. This carryback was allowable based on a 2002 enacted change in tax law.

A reconciliation of income tax (expense) benefit for the years ended June 30, 2004 and 2003, computed at the statutory federal income tax rate of 34% to the effective income tax (expense) benefit is as follows:

	2004	2003
Expected income tax (expense) benefit	$(209,000)	$8,000
Effect of valuation allowance	(183,000)	4,000

	$(392,000)	$12,000

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

3.	Income taxes (continued):

At June 30, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,093,000, which begin to expire from fiscal year 2017 through 2024. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2004, are as follows:

Net operating loss carryforwards	$1,086,000
Capital loss carryforwards	78,000
Allowance on receivable	58,000
Accrual for estimated liquidation costs	237,000
Valuation allowance	(1,459,000)

Net deferred tax assets	$—

A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The valuation allowance increased by $13,000 for the year ended June 30, 2004, due to an increase in the net operating loss carryforwards, which are not expected to be realized.

4.	Stockholders’ equity:

Series A preferred stock:

The Series A Preferred Stock (the “Preferred Stock”) has an aggregate allocation amount (the “Allocation Amount”) of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 8% dividend (based on the Allocation Amount), if and when declared by the board of directors. The effective dividend rate is 8.24% for the years ended June 30, 2004 and 2003. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. At June 30, 2004, the remaining liquidation preference amount is $9,303,000.

Capital transaction:

In 2004, a member of the board of directors provided services to the Company valued at approximately $12,000, which has been recorded as general and administrative expense. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders equity). Contributed services were not considered material in 2003.

5.	Related party transactions:

During the quarter ended September 30, 2003, Sagaponack paid on behalf of the Company, an $11,250 liability owed to a third party. The Company reimbursed this amount to Sagaponack in December 2003.

UST LIQUIDATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

6.	Contingencies:

Litigation:

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.

After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. The parties stipulated to class certification, and the case is currently stayed pending the Court of Appeal’s decision on certain discovery issues. A trial date has been set for January 24, 2005. However, given the stay of the case, this trial date will likely be continued. The Company is vigorously defending the lawsuit. However, discovery is on going, and it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.

As of March 31, 2004, the Company had accrued $228,000 of expected legal costs based on management’s best estimates, of which $78,000 was incurred in the fourth quarter. During the fourth quarter ended June 30, 2004, management determined that due to the unanticipated amount of time that has elapsed during the discovery phase of the litigation, the unanticipated costs that have been incurred to date, and estimates of increased costs in the future, the estimated costs of liquidation should include a $350,000 increase for additional legal costs. As a result, approximately $500,000 of estimated legal costs expected to be incurred in connection with this contingency, is included in the estimated costs of liquidation at June 30, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

BARRY S. ROSENSTEIN, 46, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.

MARC A. WEISMAN, 51, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.

ITEM 10. EXECUTIVE COMPENSATION

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Financial Expert

The Company’s Board of Directors does not have a designated Financial Expert, as defined by the SEC, due to factors including the Company’s liquidation status, and the limited number of transactions, accounts and balances that the Company maintains. In addition, the estimates of cost that the Company would be required to incur in identifying and designating a Financial Expert are deemed not to be in the best interest of the Company.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 24, 2004 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company’s outstanding Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares	Percent of
Name	beneficially owned	outstanding shares
Sagaponack Partners, L.P. 536 Pacific Avenue San Francisco, CA94133	10,973,461	49.2%
Sagaponack Partners International, L.P. 536 Pacific Avenue San Francisco, CA94133	216,000	1.0%

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 2004 of each Director during the fiscal year ended June 30, 2004, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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

10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19 Stock Option Agreement dated January 16, 1998 (8).

10.20 Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21 Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22 Plan of Liquidation (10)

11 Computation of net income per share

31.1 Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Code of ethics for Senior Financial Management

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

     (10) Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.

DURING THE REGISTRANT’S QUARTER ENDED JUNE 30, 2004, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K

     None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

Fees billed by Gelfond Hochstadt Pangburn, P.C., the Company’s independent auditors (and pre-approved by the Company’s Board of Directors) for the fiscal years ended June 30, 2004 and 2003, are as follows:

Audit fees:

Audit fees for the years ended June 30, 2004 and 2003, are $16,500 and $15,000, respectively, and include the audits of the Company’s consolidated financial statements and reviews of the interim consolidated financial statements contained in the Company’s quarterly reports on Form 10-QSB.

Audit-related fees:

None

Tax fees:

Tax fees for the years ended June 30, 2004 and 2003, are $1,900 and $1,700, respectively, and were incurred for tax return preparation services.

All other fees:

All other fees for the years ended June 30, 2004 and 2003, were $11,200 and $1,500, respectively, and were incurred by the audit firm for time and out of pocket costs incurred by the firm in responding (as a third-party witness) to plaintiffs against the Company (Item III).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

UST Liquidating Corporation

     SIGNATURE

By: /s/ Barry S. Rosenstein	September 28, 2004

Barry S. Rosenstein
Co-Chairman of Board of Directors

By: /s/ Marc A. Weisman	September 28, 2004

Marc A. Weisman
Co-Chairman of Board of Directors

EXHIBIT INDEX

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

10.18 Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19 Stock Option Agreement dated January 16, 1998 (8).

10.20 Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21 Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22 Plan of Liquidation (10)

11 Computation of net income per share

31.1 Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Code of ethics for Senior Financial Management

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