Form 10QSB
period 2004-09-30
UST LIQUIDATING CORP
filed 2004-11-15
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2004 were 22,298,598 shares, no par value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
UST Liquidating Corporation

We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 11, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS
Current and total assets:
Cash	$936,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,000
Estimated costs of liquidation (Note 2)	309,000

Total current liabilities	398,000
Estimated costs of liquidation, net of current portion (Note 2)	255,000

Total liabilities	653,000

Contingency (Note 5)
Shareholders’ equity (Notes 3 and 4):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $9,652,000	283,000
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	12,066,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(12,066,000)

Total shareholders’ equity	283,000

Total liabilities and shareholders’ equity	$936,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Estimated costs of liquidation	$—	$(200,000)
General and administrative expenses (Note 4)	(3,000)	(6,000)

	(3,000)	(206,000)

Other income:
Gain on sale of assets (Note 2)	—	1,149,000
Interest income (Note 2)	2,000	90,000

	2,000	1,239,000

(Loss)/Income before income tax	(1,000)	1,033,000
Income tax expense	—	(410,000)

Net (loss) income	$(1,000)	$623,000

Basic and diluted net (loss) income per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Net cash (used in) provided by operating activities, and (decrease) increase in cash	$(54,000)	$1,239,000
Cash, beginning of period	990,000	26,000

Cash, end of period	$936,000	$1,265,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) included in this Form 10-QSB, have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three month periods ended September 30, 2004 and 2003, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. Interest accrued on the holdback at the prevailing published money market rate available from Citibank in New York City. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the quarter ended September 30, 2003. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 5). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at September 30, 2004.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2.	SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS (CONTINUED):

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations, and subsequent to September 21, 2000, the Company terminated executive management and employee positions. Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2004, the Company has recorded a $564,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against existing legal claims (Note 5).

The carrying values of the Company’s assets and liabilities at September 30, 2004, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

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

PREFERRED STOCK:

As discussed above, the Company is in the process of liquidating, which consists of settling all outstanding assets and liabilities, and distributing any remaining net proceeds to its preferred shareholders. Distributions are first made to Series A preferred shareholders to satisfy the liquidation preference on the Series A preferred stock. At September 30, 2004, the Series A preferred stock has a liquidation preference of $9,652,000, and the estimated proceeds from liquidation are not expected to exceed the Series A preferred stock liquidation; therefore, no distributions are expected to be made to the common shareholders. As a result, (loss) earnings for the three-month periods ended September 30, 2004 and 2003, have been allocated to the preferred shareholders.

UST LIQUIDATING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

EARNINGS (LOSS) PER SHARE:

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income per share computation. Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common equivalent shares outstanding during the three months ended September 30, 2004 and 2003.

For the three months ended September 30, 2004 and 2003, net (loss) income available to common shareholders is $0 due to the allocation of all net (loss) income to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity ($283,000). Therefore, the preferred shareholders are being allocated all net (loss) income, resulting in no net (loss) income being allocated to common shareholders (Note 2).

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

4.	RELATED PARTY TRANSACTIONS:

CAPITAL TRANSACTION:

During the quarter ended September 30, 2004, a member of the board of directors provided services to the Company valued at approximately $3,000, which has been recorded as general and administrative expense. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity). Contributed services were not considered material during the quarter ended September 30, 2003.

OTHER:

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

After filing the complaint, the Plantiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. The parties stipulated to class certification and the case is currently stayed pending the Court of Appeals’ decision on certain discovery issues. A trial date has been set for January 24, 2005. However, given the stay of the case, this trial date will likely be continued. The Company is vigorously defending the lawsuit. However, discovery is ongoing, and it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.

Included in the estimated costs of liquidation at September 30, 2004, is approximately $500,000 of estimated legal costs expected to be incurred in connection with this contingency.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company recognized $3,000 of general and administrative expense during the three months ended September 30, 2004, compared to $6,000 during the three months ended September 30, 2003. General and administrative expense during the three months ended September 30, 2004 represents management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity). Contributed services were not considered material during the three months ended September 30, 2003.

During the three months ended September 30, 2003, general and administrative expense primarily represented insurance expense. During the three months ended September 30, 2003, the Company also increased the estimated costs of liquidation by $200,000, primarily for estimated legal costs.

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

Pursuant to the Agreement, the Company sold substantially all of the assets of the Company to Veeder-Root for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Agreement. Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain on the sale of assets during the quarter ended September 30, 2003. This gain was previously deferred.

Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at September 30, 2004.

Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2004, the Company has recorded a $564,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against legal claims.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by our Chairman of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. The parties stipulated to class certification and the case is currently stayed pending the Court of Appeals’ decision on certain discovery issues. A trial date has been set for January 24, 2005. However, given the stay of the case, this trial date will likely be continued. The Company is vigorously defending the lawsuit. However, discovery is ongoing, and it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.

Included in the estimated costs of liquidation at September 30, 2004, is approximately $500,000 of estimated legal costs expected to be incurred in connection with this contingency.

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

UST Liquidating Corporation (Registrant)
By	/s/ Marc A. Weisman
Marc A. Weisman
Director
November 15, 2004

By	/s/ Barry S. Rosenstein
Barry S. Rosenstein
Director
November 15, 2004

Exhibit Index

Exhibit
Number	Description
31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.