Form 10KSB
period 2005-06-30
UST LIQUIDATING CORP
filed 2005-09-28
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
State issuer’s revenues for its most recent fiscal year: None
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 27, 2005 was $117,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares outstanding of the issuer’s common stock, as of September 27, 2005, was 22,298,598.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
(a) Business Development
UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (“the Company”) was incorporated under California law in 1947. On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”) a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement (the “Agreement”) that the Company entered into with Veeder-Root on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. In accordance with the Agreement, the adjusted sales price was $16,589,000, of which the Company received $15,089,000 in cash, and of which $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the year ended June 30, 2004. This gain was previously deferred. A remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company. Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at June 30, 2005.
The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2005). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company’s credit facility, the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.
The Company used the proceeds from the sale ($15,089,000) to pay (i) all legal, accounting, investment banking and other fees and expenses related to the transaction, (ii) the repayment in full of $1,750,000 in principal plus accrued interest and other charges under the Company’s credit facility, and (iii) partial repayment of the approximately $17,500,000 liquidation preference with respect to the Company’s issued and outstanding Series A Convertible Preferred Stock. As a consequence, there were no, and will not be any proceeds available for distribution to the holders of the Company’s common stock. The Company intends to eventually wind up its affairs and liquidate and dissolve the Company.
On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2005, the Company has recorded a $760,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against existing legal claims (Item 3).

(b) Business of the Issuer
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
Governmental Regulations and Environmental Laws. Compliance with federal, state and local regulations did not have a material effect on the Company’s operations.
Employees. Subsequent to September 24, 2000, the Company has no employees.
ITEM 2. DESCRIPTION OF PROPERTY
At June 30, 2005, the Company has no operations or related property.
ITEM 3. LEGAL PROCEEDINGS
In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.
After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, thought it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. A trial has been scheduled for March 2006. However, it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.
At March 31, 2005, the Company had accrued $456,000 of expected legal costs based on management’s best estimates, of which $40,000 was paid in the fourth quarter. During the fourth quarter ended June 30, 2005, management determined that due to the unanticipated amount of time that has elapsed during the discovery phase of the litigation, the unanticipated costs that have been incurred to date, and estimates of increased costs in the future, the estimated costs of liquidation should include a $291,000 increase for additional legal costs. As a result, approximately $707,000 of estimated legal costs expected to be incurred in connection with this contingency are included in the estimated costs of liquidation at June 30, 2005.
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

QUARTER ENDING —	06/30/05	03/31/05	12/31/04	09/30/04
High bid price	$0.02	$0.01	$0.01	$0.03

Low bid price	$0.02	$0.01	$0.01	$0.02

QUARTER ENDING —	06/30/04	03/31/04	12/31/03	09/30/03
High bid price	$0.03	$0.05	$0.05	$0.03

Low bid price	$0.03	$0.04	$0.02	$0.02
As of September 27, 2005, there were approximately 1,300 record holders of the Company’s common stock. This number does not include shareholders who maintain their security positions with their security broker in street name.
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
Results of operations
The Company recognized estimated liquidation costs of $291,000 and $600,000 during the years ended June 30, 2005 and 2004, respectively, primarily for estimated legal costs. During the fourth quarter ended June 30, 2005, management determined that due to the unanticipated amount of time that has elapsed during the discovery phase of the litigation, the unanticipated costs that have been incurred to date, and estimates of increased costs in the future, the estimated costs of liquidation should include a $291,000 increase (recorded in the fourth quarter) for additional legal costs. As a result, approximately $707,000 of estimated legal costs expected to be incurred in connection with this contingency are included in the estimated costs of liquidation at June 30, 2005.

The Company recognized general and administrative expenses of $12,000 during the year ended June 30, 2005, compared to $29,000 during the year ended June 30, 2004. General and administrative expense during the year ended June 30, 2005 represents management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity). In 2004, general and administrative expenses included approximately $17,000 of amortization of prepaid insurance costs as well as an estimate of $12,000 for services contributed by a member of the board of directors.
Income tax expense was $1,000 for the year ended June 30, 2005 and $392,000 for the year ended June 30, 2004.

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
Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at June 30, 2005.
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2005, the Company has recorded a $760,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against legal claims.
Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized under the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at June 30, 2005. Therefore, the initial adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting a change in accounting principle. SFAS No. 154 requires, when practicable, retrospective application to prior periods’ financial statements of changes in accounting principle. When impracticable to determine the period specific effects of an accounting change, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period practicable and that a corresponding adjustment be made to the opening balance of an appropriate component of equity for that period rather than being reported in an income statement. The provisions of SFAS No. 154 are effective for changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS No. 154 to impact the financial position or results of operations of the Company.

Critical accounting policies:
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reserve for liquidation costs, contingencies (litigation), and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following are the more significant accounting policies and methods used by the Company:
-	Estimated costs of liquidation

-	Contingencies (litigation)

-	Deferred income taxes
Estimated costs of liquidation:
The Company’s liability for estimated costs of liquidation is based on management’s best estimates of costs to be incurred in preserving the value of the Company’s remaining assets, which were to have been used in order to make distributions to the Company’s Series A preferred shareholders and on defending the Company against existing legal claims. The Company’s management uses its judgment based on available facts and circumstances. This accrual is reevaluated and adjusted as additional information is received that impacts the amount of the accrual. It is at least reasonably possible that the accrual for liquidation costs will change in the near term, and these changes could be material.
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
YEARS ENDED JUNE 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
UST Liquidating Corporation
We have audited the accompanying consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company increased its estimate of costs to liquidate, which eliminated shareholders’ equity at June 30, 2005.
GHP HORWATH, P.C.
Denver, Colorado
September 26, 2005

UST LIQUIDATING CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

ASSETS
Current and total assets:
Cash	$825,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,000
Estimated costs of liquidation (Note 2)	309,000

Total current liabilities	374,000

Estimated costs of liquidation, net of current portion (Note 2)	451,000

Total liabilities	825,000

Contingencies (Note 6)

Shareholders’ equity (Note 5):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; liquidation preference $10,699,000	—
Common stock, no par value; 25,000,000 shares authorized; 22,298,598 shares issued and outstanding	12,361,000
Class A common stock, no par value; 15,000,000 shares authorized; none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized; none issued and outstanding	—
Accumulated deficit	(12,361,000)

Total shareholders’ equity	—

Total liabilities and shareholders’ equity	$825,000

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Estimated costs of liquidation (Note 2)	$(291,000)	$(600,000)
General and administrative expenses	(12,000)	(29,000)

	(303,000)	(629,000)

Other income:
Gain on sale of assets (Note 2)	—	1,149,000
Interest income (Note 2)	11,000	96,000

	11,000	1,245,000

(Loss) income before income tax expense	(292,000)	616,000
Income tax expense (Note 3)	(1,000)	(392,000)

Net (loss) income	$(293,000)	$224,000

Basic and diluted net (loss) income per share applicable to common shareholders (Note 1)	$0.00	$0.00

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2005 AND 2004

	Preferred stock		Common stock
					Accumulated
	Shares	Amount	Shares	Amount	deficit	Total
Balances, July 1, 2003	9,717	$45,000	22,298,598	$12,292,000	$(12,292,000)	$45,000

Contribution of services by a member of the board of directors		12,000				12,000

Allocation of common stock balance to preferred stock		224,000		(224,000)

Net income					224,000	224,000

Balances, June 30, 2004	9,717	281,000	22,298,598	12,068,000	(12,068,000)	281,000

Contribution of services by a member of the board of directors		12,000				12,000

Allocation of common stock balance to preferred stock		(293,000)		293,000

Net loss					(293,000)	(293,000)

Balances, June 30, 2005	9,717	$—	22,298,598	$12,361,000	$(12,361,000)	$—

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Operating activities:

Net (loss) income	$(293,000)	$224,000

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities and (decrease) increase in cash:
Provision for estimated costs of liquidation	291,000	600,000
Contribution of services by a member of the board of directors	12,000	12,000
Deferred income tax expense	—	390,000
Net changes in operating asset and liabilities	(175,000)	(262,000)

Net cash (used in) provided by operating activities, and (decrease) increase in cash	(165,000)	964,000

Cash, beginning of year	990,000	26,000

Cash, end of year	$825,000	$990,000

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004
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
Summary of significant accounting policies:
Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and the results could be material.
Earnings (loss) per share:
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income (loss) per share computation. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common equivalent shares outstanding during the years ended June 30, 2005 and 2004.
For the years ended June 30, 2005 and 2004, net (loss) income available to common shareholders is $0 due to the allocation of all net (loss) income to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity (which has been reduced to $0 as of June 30, 2005. Therefore, the preferred shareholders were allocated all net (loss) income, resulting in no net (loss) income being allocated to common shareholders (Note 2).

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004
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
Statements of cash flows:
Changes in operating assets and liabilities for the years ended June 30, 2005 and 2004, as shown in the consolidated statements of cash flows are as follows:

	2005	2004
Decrease in receivable from purchaser	$—	$1,237,000
Decrease in income tax refund receivable	—	41,000
Decrease in prepaid expenses and other assets	—	17,000
Decrease in accounts payable	(35,000)	(23,000)
Decrease in deferred gain and interest	—	(1,237,000)
Decrease in estimated costs of liquidation	(140,000)	(297,000)

	$(175,000)	$(262,000)

The Company paid $1,000 and $2,000 of state income taxes in the years ended June 30, 2005 and 2004, respectively. The Company paid no interest in 2005 or 2004.
Comprehensive income:
During the years ended June 30, 2005 and 2004, the Company did not have any components of comprehensive income to report.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004
1.	Organization and summary of significant accounting policies (continued):
Summary of significant accounting policies (continued):
Recent accounting pronouncements:
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized under the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at June 30, 2005. Therefore, the initial adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting a change in accounting principle. SFAS No. 154 requires, when practicable, retrospective application to prior periods’ financial statements of changes in accounting principle. When impracticable to determine the period specific effects of an accounting change, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period practicable and that a corresponding adjustment be made to the opening balance of an appropriate component of equity for that period rather than being reported in an income statement. The provisions of SFAS No. 154 are effective for changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS No. 154 to impact the financial position or results of operations of the Company.
2.	Sale of Company assets, plan of liquidation, and management’s plans:
In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company) for an adjusted purchase price of $16,589,000, subject to additional adjustment based on the terms of the Definitive Asset Purchase Agreement (the “Agreement”). Of the total purchase price, $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. Interest accrued on the holdback at the prevailing published money market rate available from Citibank in New York City. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the year ended June 30, 2004. This gain was previously deferred.
Pursuant to an agreement regarding the September 2003 payment, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 6). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at June 30, 2005.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004
2.	Sale of Company assets, plan of liquidation, and management’s plans (continued):
The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2005). In addition, Veeder-Root assumed certain liabilities and obligations of the Company.
Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Proceeds received in September 2003 are to be used to pay costs associated with preserving the value of the Company’s remaining assets and to pay costs associated with winding up the Company’s business.
As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root sale transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2005, the Company has recorded a $760,000 accrual for estimated liquidation costs, of which a $291,000 increase was recorded in the fourth quarter ended June 30, 2005, and which primarily represents estimated costs to defend the Company against existing legal claims (Note 6).
The carrying values of the Company’s assets and liabilities at June 30, 2005, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.
3.	Income taxes:
The provision for income taxes for the years ended June 30, 2005 and 2004, consists of the following:

	2005	2004
Current, state	$(1,000)	$(2,000)

Deferred:
Federal	—	(269,000)
State and local	—	(121,000)

	—	(390,000)

Income tax expense	$(1,000)	$(392,000)

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004
3.	Income taxes (continued):
A reconciliation of income tax (expense) benefit for the years ended June 30, 2005 and 2004, computed at the statutory federal income tax rate of 34% to the effective income tax expense is as follows:

	2005	2004
Expected income tax benefit (expense)	$99,000	$(209,000)
Effect of valuation allowance	(100,000)	(183,000)

	$(1,000)	$(392,000)

At June 30, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,529,000, which begin to expire from fiscal year 2017 through 2025. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2005, are as follows:

Net operating loss carryforwards	$1,235,000
Capital loss carryforwards	78,000
Allowance on receivable	58,000
Accrual for liquidation costs	296,000
Valuation allowance	(1,667,000)

Net deferred tax assets	$—

A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The valuation allowance for the year ended June 30, 2005, increased by $208,000.
4.	Shareholders’ equity:
Series A preferred stock:
The Series A Preferred Stock (the “Preferred Stock”) has an aggregate allocation amount (the “Allocation Amount”) of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 15% dividend (based on the Allocation Amount), if and when declared by the board of directors. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. At June 30, 2005, the remaining liquidation preference amount is $10,699,000.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004
4.	Shareholders’ equity (continued):
Capital transactions:
In 2005 and 2004, a member of the board of directors provided services to the Company valued at approximately $12,000 each year, which has been recorded as general and administrative expense. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity).
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
After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, thought it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. A trial has been scheduled for March 2006. However, it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure
At March 31, 2005, the Company had accrued $456,000 of expected legal costs based on management’s best estimates, of which $40,000 was paid in the fourth quarter. During the fourth quarter ended June 30, 2005, management determined that due to the unanticipated amount of time that has elapsed during the discovery phase of the litigation, the unanticipated costs that have been incurred to date, and estimates of increased costs in the future, the estimated costs of liquidation should include a $291,000 increase for additional legal costs. As a result, approximately $707,000 of estimated legal costs expected to be incurred in connection with this contingency are included in the estimated costs of liquidation at June 30, 2005.

PART III
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES
Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
EXECUTIVE OFFICERS AND DIRECTORS
BARRY S. ROSENSTEIN, 47, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.
MARC A. WEISMAN, 52, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.
ITEM 10. EXECUTIVE COMPENSATION
None.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Financial Expert
The Company’s Board of Directors does not have a designated Financial Expert, as defined by the SEC, due to factors including the Company’s liquidation status, and the limited number of transactions, accounts and balances that the Company maintains. In addition, the estimates of cost that the Company would be required to incur in identifying and designating a Financial Expert are deemed to not be in the best interest of the Company.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 27, 2005 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company’s outstanding common stock. Unless otherwise indicated in the footnote following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares	Percent of
Name	beneficially owned	outstanding shares
Sagaponack Partners, L.P.
536 Pacific Avenue
San Francisco, CA 94133	10,973,461	49.2%

Sagaponack Partners International, L.P.
536 Pacific Avenue
San Francisco, CA 94133	216,000	1.0%
The following table sets forth certain information regarding the beneficial ownership of common stock as of September 27, 2005 of each Director during the fiscal year ended June 30, 2005, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnote following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

DURING THE REGISTRANT’S QUARTER ENDED JUNE 30, 2004, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K
     None
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:
Fees billed by GHP Horwath, P.C., the Company’s independent registered public accounting firm (and pre-approved by the Company’s Board of Directors) for the fiscal years ended June 30, 2005 and 2004 are as follows:
Audit fees:
Audit fees for the years ended June 30, 2005 and 2004 were $14,000 and $15,000, respectively, and include the audits of the Company’s consolidated financial statements and reviews of the interim unaudited consolidated financial statements contained in the Company’s quarterly reports on Form 10-QSB.
Audit-related fees:
None
Tax fees:
Tax fees for the years ended June 30, 2005 and 2004 were $2,200 and $1,900, respectively, and were incurred for tax return preparation services.
All other fees:
All other fees for the years ended June 30, 2005 and 2004 were $0 and $11,200, respectively, and were incurred by the audit firm for time and out of pocket costs incurred by the firm responding (as a third-party witness) to plaintiffs against the Company (Item III).
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
UST Liquidating Corporation

SIGNATURE

By: /s/ Barry S. Rosenstein	September 28, 2005

Barry S. Rosenstein
Co-Chairman of Board of Directors

By: /s/ Marc A. Weisman	September 28, 2005

Marc A. Weisman
Co-Chairman of Board of Directors

EXHIBIT INDEX
3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4	Bylaws, as amended, of the Company (1).

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4).

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6).

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8).

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics for senior Financial Management.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.