Form 10QSB
period 2005-12-31
UST LIQUIDATING CORP
filed 2006-02-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☑  Yes  ☐  No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2006 were 22,298,598 shares, no par value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
UST Liquidating Corporation
We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of December 31, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2005 and 2004, and the related statements of cash flows for the six-month periods ended December 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
GHP HORWATH, P.C.
Denver, Colorado
February 13, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS

Current and total assets:
Cash	$672,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$189,000
Estimated costs of liquidation (Note 2)	223,000

Total current liabilities	412,000
Estimated costs of liquidation, net of current portion (Note 2)	260,000

Total liabilities	672,000

Contingency (Note 5)

Shareholders’ equity (Notes 3 and 4):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $11,600,000	-
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	12,367,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(12,367,000)

Total shareholders’ equity	-

Total liabilities and shareholders’ equity	$672,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
General and administrative expenses (Note 4)	$(3,000)	$(3,000)
Estimated costs of liquidation (Note 2)	(9,000)	—

	(12,000)	(3,000)
Other income:
Interest income	5,000	2,000

Net loss	$(7,000)	$(1,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
General and administrative expenses (Note 4)	$(6,000)	$(6,000)
Estimated costs of liquidation (Note 2)	(9,000)	—

	(15,000)	(6,000)
Other income:
Interest income	9,000	4,000

Net loss	$(6,000)	$(2,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
Operating activities:
Net cash used in operating activities and decrease in cash	$(153,000)	$(85,000)

Cash, beginning of period	825,000	990,000

Cash, end of period	$672,000	$905,000

Supplemental disclosure of non-cash investing activities:
Contribution of services by a member of the board of directors	$6,000	$6,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
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
In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2005 and 2004, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:
In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). At December 31, 2005, the Company has a remaining holdback balance of $150,000, which is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 5). Due to uncertainty regarding the ultimate collection of the holdback receivable, the remaining holdback has been allowed for at December 31, 2005.
Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Proceeds received in September 2003 are being used to pay costs associated with preserving the value of the Company’s remaining assets and to pay costs associated with winding up the Company’s business.
As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder Root sale transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At December 31, 2005, the Company has recorded a $483,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against existing legal claims (Note 5).
The carrying values of the Company’s financial instruments at December 31, 2005, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
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
EARNINGS (LOSS) PER SHARE:
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income per share computation. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common equivalent shares outstanding during the six months ended December 31, 2005 and 2004.
For the three months and six months ended December 31, 2005 and 2004, net loss available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity (which has been reduced to $0). Therefore, the preferred shareholders are being allocated all net income (loss), resulting in no net income (loss) being allocated to common shareholders.
4. RELATED PARTY TRANSACTIONS:
During the three months and six months ended December 31, 2005 and 2004, a member of the board of directors provided services to the Company valued at approximately $3,000 per quarter, which has been recorded as and general and administrative expense. These services were primarily administrative and managerial in nature, and were performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore, this was accounted for as capital transactions (an increase in shareholders’ equity).
5. LITIGATION
In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.
After filing the complaint, the Plantiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. A trial has been scheduled for March 2006. However, and it is too early at this time to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.
Included in the estimated costs of liquidation at December 31, 2005, is approximately $431,000 of estimated legal costs expected to be incurred in connection with this contingency.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
The Company recognized an increase of $9,000 to the estimated costs of liquidation during the three and six months ended December 31, 2005. The Company recognized general and administrative expenses of $3,000 during the three months ended December 31, 2005 and 2004 ($6,000 during the six months ended December 31, 2005 and 2004), which represented management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity).
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
At December 31, 2005, the Company has a remaining holdback of $150,000, which is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at December 31, 2005.
In August 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At December 31, 2005, the Company has recorded a $483,000 accrual for estimated liquidation costs, which primarily represents estimated costs to defend the Company against legal claims.
ITEM 3. CONTROLS AND PROCEDURES
Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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

February 14, 2006	UST Liquidating Corporation (Registrant)

	By	/s/ Marc A. Weisman Marc A. Weisman
Director

	By	/s/ Barry S. Rosenstein Barry S. Rosenstein
Director

EXHIBIT INDEX
31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.