Form 10QSB
period 2006-03-31
UST LIQUIDATING CORP
filed 2006-05-15
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☑ Yes ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2006 were 22,298,598 shares, no par value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
UST Liquidating Corporation
We have reviewed the accompanying condensed consolidated balance sheet of UST Liquidating Corporation and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2006 and 2005, and the related statements of cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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
GHP HORWATH, P.C.
Denver, Colorado
May 12, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current and total assets:
Cash	$313,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current and total liabilities:
Accounts payable	$249,000
Estimated costs of liquidation (Notes 2 and 5)	64,000

Total liabilities (all current)	313,000

Contingency (Note 5)

Shareholders’ equity (Notes 3 and 4):
Series A preferred stock, no par value; 1,000,000 shares authorized; 9,717 shares issued and outstanding; remaining liquidation preference, $11,902,000
Common stock, no par value: 25,000,000 shares authorized, 22,298,598 shares issued and outstanding	12,367,000
Class A common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Class B common stock, no par value; 15,000,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(12,367,000)

Total shareholders’ equity	—

Total liabilities and shareholders’ equity	$313,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
General and administrative expenses (Note 4)	$(3,000)	$(3,000)
Estimated costs of liquidation (Note 2)	(1,000)	—

	(4,000)	(3,000)

Other income:
Interest income	4,000	3,000

Net income	$—	$—

Basic and diluted net income per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
General and administrative expenses (Note 4)	$(9,000)	$(9,000)
Estimated costs of liquidation (Note 2)	(10,000)	—

	(19,000)	(9,000)

Other income:
Interest income	13,000	7,000

Net loss	$(6,000)	$(2,000)

Basic and diluted net loss per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Operating activities:
Net cash used in operating activities and decrease in cash	$(512,000)	$(110,000)

Cash, beginning of period	825,000	990,000

Cash, end of period	$313,000	$880,000

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
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
In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 2006 and 2005, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
2. SALE OF COMPANY ASSETS, PLAN OF LIQUIDATION, AND MANAGEMENT’S PLANS:
In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). At March 31, 2006, the Company has a remaining holdback balance of $150,000, which is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 5). Due to uncertainty regarding the ultimate collection of the holdback receivable, the remaining holdback has been allowed for at March 31, 2006.
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
As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder Root sale transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2006, the Company has recorded a $64,000 accrual for estimated liquidation costs, which includes estimated costs to defend the Company against existing legal claims (Note 5).
The carrying values of the Company’s financial instruments at March 31, 2006, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
USE OF ESTIMATES:
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and the results could be material.
EARNINGS (LOSS) PER SHARE:
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income per share computation. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common equivalent shares outstanding during the nine months ended March 31, 2006 and 2005.
For the three months and nine months ended March 31, 2006 and 2005, net income (loss) available to common shareholders is $0 due to the allocation of all net income (loss) to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of total shareholders’ equity (which has been reduced to $0). Therefore, the preferred shareholders are being allocated all net income (loss), resulting in no net income (loss) being allocated to common shareholders.
4. RELATED PARTY TRANSACTIONS:
During the three months and nine months ended March 31, 2006 and 2005, a member of the board of directors provided services to the Company valued at approximately $3,000 per quarter, which has been recorded as general and administrative expense. These services were primarily administrative and managerial in nature, and were performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore, this was accounted for as capital transactions (an increase in shareholders’ equity).
5. LITIGATION:
In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.
After filing the complaint, the Plantiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. The case was litigated before a judge in March 2006. The judge is currently deliberating. However, it is not possible to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
5. LITIGATION (CONTINUED):
Included in the estimated costs of liquidation at March 31, 2006, is approximately $47,000 of estimated legal costs expected to be incurred in connection with this contingency.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
The Company recognized general and administrative expenses of $3,000 during the three months ended March 31, 2006 and 2005 ($9,000 during the nine months ended March 31, 2006 and 2005), which represented management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity).
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
At March 31, 2006, the Company has a remaining holdback of $150,000, which is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (See Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at March 31, 2006.
In August 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. During the nine months ended March 31, 2006, the Company used $512,000 ($359,000 during the quarter ended March 31, 2006). During the three and nine months ended March 31, 2006, the Company paid legal fees of $327,000 and $469,000, respectively. At March 31, 2006, the Company has recorded a $64,000 accrual for estimated liquidation costs, which includes estimated costs to defend the Company against legal claims.
ITEM 3. CONTROLS AND PROCEDURES
Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)
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
After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. The case was litigated before a judge in March 2006. The judge is currently deliberating. However, it is not possible to determine the ultimate outcome of this matter and the nature and extent of the Company’s exposure.
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

UST Liquidating Corporation
(Registrant)

May 12, 2006	By	/s/ Marc A. Weisman Marc A. Weisman
Director

	By	/s/ Barry S. Rosenstein Barry S. Rosenstein
Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.