Form 10KSB
period 2006-06-30
UST LIQUIDATING CORP
filed 2006-09-28
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b-2 of the Exchange Act). Yes ☑ No ☐
State issuer’s revenues for its most recent fiscal year: None
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 26, 2006 was $222,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares outstanding of the issuer’s common stock, as of September 26, 2006, was 22,298,598.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
(a) Business Development
UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) was incorporated under California law in 1947. On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”) a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement (the “Agreement”) that the Company entered into with Veeder-Root on July 21, 2000. Upon the closing of the sale, the Company ceased day-to-day operations, all of which were assumed by Veeder-Root. In accordance with the Agreement, the adjusted sales price was $16,589,000, of which the Company received $15,089,000 in cash, and of which $1,500,000 was held back by Veeder-Root to secure indemnity obligations of the Company. In September 2003, the Company received cash of $1,239,000. Of that amount, $1,149,000 represented payment of the receivable and $90,000 represented interest. As a result, the Company recorded a $1,149,000 gain during the year ended June 30, 2004. This gain was previously deferred. A remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company. Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at June 30, 2006.
The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2006). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company’s credit facility, the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.
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
On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2006, the Company has recorded a $45,000 accrual for estimated liquidation costs, of which $30,000 represents estimated costs to defend the Company against an existing legal claim (Item 3).

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
Employees. Subsequent to September 24, 2000, the Company has no employees.
ITEM 2. DESCRIPTION OF PROPERTY
At June 30, 2006, the Company has no operations or related property.
ITEM 3. LEGAL PROCEEDINGS
In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.
After filing the complaint, the Plaintiffs sought a preliminary injunction, which was denied. Subsequently, defendants’ demurrer to the complaint was sustained, without leave to amend. The Court of Appeal reversed, though it did limit the scope of the Plaintiffs’ case, and the parties have been litigating the case following the appellate court reversal. A trial was held in March and April 2006. In July 2006, the Court issued its decision, finding no liability on behalf of the Company. The Judge issued a Statement of Decision ruling that the business judgment rule applied because there were disinterested directors in the decision process and that even if the case is analyzed under the inherent fairness test, the transaction was fair and the plaintiffs failed to meet their burden of proving breach of duty.
The plaintiffs still have the right to appeal and may also file a post-trial motion in an effort to change the Judge’s ruling.
Included in the estimated costs of liquidation at June 30, 2006, is approximately $30,000 of estimated legal costs expected to be incurred in connection with bringing this legal matter to a conclusion.
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

QUARTER ENDING--	06/30/06	03/31/06	12/31/05	09/30/05

High bid price	$0.03	$0.03	$0.02	$0.03

Low bid price	$0.02	$0.01	$0.01	$0.01

QUARTER ENDING--	06/30/05	03/31/05	12/31/04	09/30/04

High bid price	$0.03	$0.03	$0.02	$0.03

Low bid price	$0.01	$0.01	$0.01	$0.02
As of September 26, 2006, there were approximately 1,300 record holders of the Company’s common stock. This number does not include shareholders who maintain their security positions with their security broker in street name.
The Company has never declared a cash dividend on its Common Stock.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This report contains certain statements, which are “forward looking” statements under federal securities laws that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward looking statements appear throughout Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning UST Liquidating Corporation’s Financial Condition and Liquidity. Certain factors could cause actual results to differ materially from those in the forward-looking.
Results of liquidating activities
The Company recognized estimated liquidation costs of $186,000 and $291,000 during the years ended June 30, 2006 and 2005 respectively, primarily for estimated legal costs. During the fourth quarter ended June 30, 2006, the Company recorded a $176,000 increase for additional liquidation costs, primarily related to legal fees.
The Company recognized expense of $12,000 during the years ended June 30, 2006 and 2005, which represents management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity).
Income tax expense (which represents state income taxes) for the year ended June 30, 2006, was $2,000. Income tax expense for the year ended June 30, 2005 was $1,000.

Liquidity and Capital Resources
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
At June 30, 2006, a remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (see Legal Proceedings). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at June 30, 2006.
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2006, the Company has recorded a $45,000 accrual for estimated liquidation costs, of which $30,000 represents estimated costs to defend the Company against a legal claim.
Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) is effective for the Company beginning July 1, 2006. The Company has no outstanding stock options at June 30, 2006. Therefore, the adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.
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

Critical accounting policies:
The discussion and analysis of our financial condition and results of liquidating activities are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the estimated costs of liquidation, contingencies (litigation), and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following are the more significant accounting policies and methods used by the Company:
-	Estimated costs of liquidation

-	Contingencies (litigation)

-	Deferred income taxes
Estimated costs of liquidation:
The Company’s liability for estimated costs of liquidation is based on management’s best estimates of costs to be incurred in preserving the value of the Company’s remaining assets in order to make distributions to the Company’s Series A preferred shareholders and on defending the Company against existing legal claims. The Company’s management uses its judgment based on available facts and circumstances. This accrual is reevaluated and adjusted as additional information is received that impacts the amount of the accrual. It is at least reasonably possible that the accrual for liquidation costs will change in the near term, and these changes could be material.
Contingencies (litigation):
In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.
A trial was held in March and April 2006. In July 2006, the Court issued its decision, finding no liability on behalf of the Company. The Judge issued a Statement of Decision ruling that the business judgment rule applied because there were disinterested directors in the decision process and that even if the case is analyzed under the inherent fairness test, the transaction was fair and the plaintiffs failed to meet their burden of proving breach of duty.
The plaintiffs still have the right to appeal and may also file a post-trial motion in an effort to change the Judge’s ruling.

Critical accounting policies (continued):
Deferred income taxes:
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary.

ITEM 7. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
YEARS ENDED JUNE 30, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
UST Liquidating Corporation
We have audited the accompanying consolidated statement of net liabilities in liquidation of UST Liquidating Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of liquidating activities and changes in shareholders’ equity (deficit) for each of the years in the two-year period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2006, and the results of their liquidating activities for each of the years in the two-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
GHP HORWATH, P.C.
Denver, Colorado
September 26, 2006

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
JUNE 30, 2006

ASSETS
Cash	$104,000

LIABILITIES
Accounts payable	$232,000
Estimated costs of liquidation (Note 2)	45,000

Total liabilities	277,000

Contingency (Note 6)

NET LIABILITIES IN LIQUIDATION	$(173,000)

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
Sources of additional cash:
Interest income	$15,000	$11,000

Additional uses of cash:
Professional fees	(734,000)	(175,000)
Income taxes	(2,000)	(1,000)

	(736,000)	(176,000)

Decrease in net assets (liabilities) in liquidation before adjustment	(721,000)	(165,000)

Adjustment of estimated values	548,000	(116,000)

Decrease in net assets (liabilities) in liquidation	(173,000)	(281,000)

Beginning net assets in liquidation	—	281,000

Ending net liabilities in liquidation	$(173,000)	$—

Basic and diluted net loss per share applicable to common shareholders (Note 1)	$(0.01)	$0.00

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2006 AND 2005

	Preferred stock		Common stock
					Accumulated
	Shares	Amount	Shares	Amount	deficit	Total
Balances, July 1, 2004	9,717	$281,000	22,298,598	$12,068,000	$(12,068,000)	$281,000

Contribution of services by a member of the board of directors		12,000				12,000

Allocation of preferred stock balance to common stock		(293,000)		293,000		—

Net income					(293,000)	(293,000)

Balances, June 30, 2005	9,717	—	22,298,598	12,361,000	(12,361,000)	—

Contribution of services by a member of the board of directors				12,000		12,000

Net loss					(185,000)	(185,000)

Balances, June 30, 2006	9,717	$—	22,298,598	$12,373,000	$(12,546,000)	$(173,000)

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005
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

On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities. As a result of the sale, the Company no longer has any ongoing business operations. In August 2000, the Company’s board of directors approved a Plan of Liquidation. These consolidated financial statements are presented using the liquidation basis of accounting (Note 2).

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

Earnings (loss) per share:

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income (loss) per share computation. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common stock equivalents outstanding during the years ended June 30, 2006 and 2005.

For the year ended June 30, 2005, net loss available to common shareholders is $0 due to the allocation of all net loss to the preferred shareholders. The allocation of the net loss for the year ended June 30, 2005 to the preferred shareholders was due to their liquidation preference exceeding the amount of total shareholders’ equity (which was reduced to $0 at June 30, 2005).

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005
1.	Organization and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Estimated costs of liquidation:

Estimated costs of liquidation primarily include management’s estimate of costs to wind down the Company and to defend against an existing legal claim (Notes 2 and 6).

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
YEARS ENDED JUNE 30, 2006 AND 2005
1.	Organization and summary of significant accounting policies (continued):

Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) is effective for the Company beginning July 1, 2006. The Company has no outstanding stock options at June 30, 2006. Therefore, the adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting a change in accounting principle. SFAS No. 154 requires, when practicable, retrospective application to prior periods’ financial statements of changes in accounting principle. When impracticable to determine the period specific effects of an accounting change, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period practicable and that a corresponding adjustment be made to the opening balance of an appropriate component of equity for that period rather than being reported in an income statement. The provisions of SFAS No. 154 are effective for changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of the revision of SFAS No. 154 to impact the financial position or results of operations of the Company.

Reclassifications:

Certain amounts reported in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

2.	Plan of liquidation and management’s plans:

In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company).

The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems (which have no carrying value at June 30, 2006). In addition, Veeder-Root assumed certain liabilities and obligations of the Company.

A remaining holdback balance of $150,000 is being held by Veeder-Root to cover costs they may incur related to existing litigation against the Company (Note 6). Due to uncertainty regarding the ultimate collection of this holdback receivable, the remaining holdback has been allowed for at June 30, 2006.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005
2.	Plan of liquidation and management’s plans (continued):

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Remaining cash is to be used to pay costs associated with preserving the value of the Company’s remaining assets, to pay costs associated with winding up the Company’s business, and to make additional distributions in accordance with the Series A Preferred Stock liquidation preference.

As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root sale transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2006, the Company has recorded a $45,000 accrual for estimated liquidation costs, of which $30,000 represents estimated costs to defend the Company against an existing legal claim (Note 6).

The carrying values of the Company’s assets and liabilities at June 30, 2006, approximate estimated liquidation values. At June 30, 2006, assets are carried at net realizable value and liabilities at net settlement value. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

3.	Income taxes:

The provision for income taxes for the years ended June 30, 2006 and 2005 of $2,000 and $1,000, respectively, represent state income taxes.

A reconciliation of income tax expense for the years ended June 30, 2006 and 2005, computed at the statutory federal income tax rate of 34% to effective income tax expense is as follows:

	2006	2005
Expected income tax benefit	$63,000	$99,000
Effect of valuation allowance	(63,000)	(99,000)
State income taxes	(2,000)	(1,000)

	$(2,000)	$(1,000)

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005
3.	Income taxes (continued):

At June 30, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,552,000, which begin to expire from fiscal year 2017 through 2026. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2006, are as follows:

Net operating loss carryforwards	$1,208,000
Capital loss carryforwards	78,000
Allowance on receivable	59,000
Accrual for liquidation costs	20,000
Valuation allowance	(1,365,000)

Net deferred tax assets	$—

A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The valuation allowance for the year ended June 30, 2006, decreased by $302,000.

4.	Series A preferred stock:

The Series A Preferred Stock (the “Preferred Stock”) has an aggregate allocation amount (the “Allocation Amount”) of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 15% dividend (based on the Allocation Amount), if and when declared by the board of directors. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. At June 30, 2006, the remaining liquidation preference amount is $12,303,000.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005
5.	Related party transactions:

In 2006 and 2005, a member of the board of directors provided services to the Company valued at approximately $12,000 each year. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity).

6.	Contingency:

Litigation:

In June 2000, a class action complaint was filed against the Company and certain other parties on behalf of certain common shareholders of the Company (the “Plaintiffs”), alleging that the Company and other parties breached their fiduciary duty to the Company’s common shareholders in connection with the Veeder-Root sale transaction.

A trial was held in March and April 2006. In July 2006, the Court issued its decision, finding no liability on behalf of the Company. The Judge issued a Statement of Decision ruling that the business judgment rule applied because there were disinterested directors in the decision process and that even if the case is analyzed under the inherent fairness test, the transaction was fair and the plaintiffs failed to meet their burden of proving breach of duty. The plaintiffs still have the right to appeal and may also file a post-trial motion in an effort to change the Judge’s ruling.

Included in the estimated costs of liquidation at June 30, 2006, is approximately $30,000 of estimated legal costs expected to be incurred in connection with bringing this legal matter to conclusion.

PART III
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES
Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
EXECUTIVE OFFICERS AND DIRECTORS
BARRY S. ROSENSTEIN, 48, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.
MARC A. WEISMAN, 53, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.
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

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 26, 2006 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company’s outstanding common stock. Unless otherwise indicated in the footnote following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares	Percent of
Name	beneficially owned	outstanding shares
Sagaponack Partners, L.P. 536 Pacific Avenue San Francisco, CA 94133	10,973,461	49.2%

Sagaponack Partners International, L.P. 536 Pacific Avenue San Francisco, CA 94133	216,000	1.0%
The following table sets forth certain information regarding the beneficial ownership of common stock as of September 26, 2006 of each Director during the fiscal year ended June 30, 2006, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnote following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:
(A) EXHIBITS
3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4	Bylaws, as amended, of the Company (1).

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4).

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6).

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8).

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

31.1	Certification pursuant to Rule13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.

DURING THE REGISTRANT’S QUARTER ENDED JUNE 30, 2006, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K
     None
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:
Fees billed by GHP Horwath, P.C., the Company’s independent registered public accounting firm (and pre-approved by the Company’s Board of Directors) for the fiscal years ended June 30, 2006 and 2005 are as follows:
Audit fees:
Audit fees for the years ended June 30, 2006 and 2005 are $14,500 and $14,000, respectively, and include the audits of the Company’s consolidated financial statements and reviews of the interim unaudited consolidated financial statements contained in the Company’s quarterly reports on Form 10-QSB.
Audit-related fees:
None
Tax fees:
Tax fees for the years ended June 30, 2006 and 2005 are $1,160 and $2,200, respectively, and were incurred for tax return preparation services.
All other fees:
None.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
UST Liquidating Corporation
                        SIGNATURE

By: /s/ Barry S. Rosenstein	September 28, 2006

Barry S. Rosenstein
Co-Chairman of Board of Directors

By: /s/ Marc A. Weisman	September 28, 2006

Marc A. Weisman
Co-Chairman of Board of Directors

EXHIBIT INDEX
3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4	Bylaws, as amended, of the Company (1).

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4).

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6).

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8).

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

11	Computation of net income per share

31.1	Certification pursuant to Rule13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.