Form 10QSB
period 2006-09-30
UST LIQUIDATING CORP
filed 2006-11-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b-2 of the Exchange Act). ☑ Yes ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity; as of November 13, 2006, there were 22,298,598 shares, no par value.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Cash	$45,000

LIABILITIES

Accounts payable	$185,000
Estimated costs of liquidation (Note 2)	32,000

Total liabilities	217,000

Contingency (Note 5)

NET LIABILITIES IN LIQUIDATION	$(172,000)

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACITIVITES
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Sources of additional cash:
Interest income	$1,000	$4,000

Additional uses of cash:
Professional fees	(59,000)	(53,000)

Increase in net liabilities in liquidation before adjustment	(58,000)	(49,000)

Adjustment of estimated values	59,000	53,000

Decrease in net liabilities in liquidation	1,000	4,000

Beginning net (liabilities) assets in liquidation	(173,000)	—

Ending net (liabilities) assets in liquidation	$(172,000)	$4,000

Basic and diluted net income per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
1.	BASIS OF PRESENTATION:

The consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) included in this Form 10-QSB, have been prepared by the Company without audit. Effective September 21, 2000, holders of the majority of the Company’s issued and outstanding common stock adopted a plan of liquidation. Although certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2006 and 2005, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	PLAN OF LIQUIDATION AND MANAGEMENT’S PLANS:

In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root sale transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. These interim condensed consolidated financial statements are presented using the liquidation basis of accounting. At September 30, 2006, the Company has recorded a $32,000 accrual for estimated liquidation costs, of which $30,000 represents estimated costs regarding an existing legal claim (Note 5).

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

The carrying values of the Company’s assets and liabilities at September 30, 2006 approximate estimated liquidation values. At September 30, 2006, assets are carried at net realizable value and liabilities at net settlement value. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

EARNINGS (LOSS) PER SHARE:

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income (loss) per share computation. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common stock equivalents outstanding during the three months periods ended September 30, 2006 and 2005.

For the three month periods ended September 30, 2006 and 2005, net income (decrease in net liabilities in liquidation) available to common shareholders is $0 due to the allocation of all net income (decrease in net liabilities in liquidation) to the preferred shareholders. The allocation to the preferred shareholders is due to their liquidation preference exceeding the amount of net liabilities in liquidation. At September 30, 2006, the remaining liquidation preference amount is $12,764,000.

ESTIMATED COSTS OF LIQUIDATION:

Estimated costs of liquidation primarily include management’s estimate of costs to wind down the Company and to bring an existing legal matter to conclusion (Note 5).

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

RECLASSIFICATION:

Certain amounts reported in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
4.	RELATED PARTY TRANSACTIONS:

During the three months ended September 30, 2005, a member of the board of directors provided services to the Company valued at approximately $3,000. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration, and therefore this was accounted for as a capital transaction (an increase in shareholders’ equity).

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

Included in the estimated costs of liquidation at September 30, 2006, is approximately $30,000 of estimated legal costs expected to be incurred in connection with bringing this legal matter to conclusion.
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
RESULTS OF LIQUIDATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
During the three months ended September 30, 2006 and 2005, the Company paid $59,000 and $53,000 of professional fees, which primarily represented legal and accounting fees.
The Company recognized general and administrative expenses of $3,000 during the three-month period ended September 30, 2005, which represented management’s estimate of services contributed by a member of the board of directors. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. These services were provided for no consideration, and therefore this was accounted for as capital transactions (an increase in shareholders’ equity).

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
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2006, the Company has recorded a $32,000 accrual for estimated liquidation costs, of which $30,000 represents estimated costs to defend the Company against a legal claim.
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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

PART II — OTHER INFORMATION (CONTINUED)
ITEM 1. LEGAL PROCEEDINGS (CONTINUED)
The plaintiffs still have the right to appeal and may also file a post-trial motion in an effort to change the Judge’s ruling.
Included in the estimated costs of liquidation at September 30, 2006, is approximately $30,000 of estimated legal costs expected to be incurred in connection with bringing this legal matter to a conclusion.
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

UST Liquidating Corporation
(Registrant)

November 14, 2006	By	/s/ Marc A. Weisman Marc A. Weisman
Director

	By	/s/ Barry S. Rosenstein Barry S. Rosenstein
Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.