Form 10QSB
period 2007-03-31
UST LIQUIDATING CORP
filed 2007-05-15
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2007
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☑ Yes    ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity; as of May 14, 2007, there were 22,298,598 shares, no par value.
Transitional Small Business Disclosure Format (Check one): ☐ Yes    ☑ No

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
MARCH 31, 2007
(UNAUDITED)

ASSETS

Cash	$18,000

LIABILITIES

Estimated costs of liquidation (Note 2)	$34,000

Total liabilities	34,000

Contingency (Note 5)

NET LIABILITIES IN LIQUIDATION	$(16,000)

See notes to unaudited consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Sources of additional cash:
Interest income	$—	$4,000

Additional uses of cash:
Professional fees	(6,000)	(362,000)

Net uses of cash	(6,000)	(358,000)

Adjustment of estimated values:
Decrease in estimated costs to liquidate	58,000	358,000
Payment of accounts payable by related party (Note 4)	64,000	—

	122,000	358,000

Decrease in net liabilities (assets) in liquidation	116,000	—

Beginning net (liabilities) assets in liquidation	(132,000)	—

Ending net liabilities in liquidation	$(16,000)	$—

Basic and diluted net (loss) income per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Sources of additional cash:
Interest income	$1,000	$13,000

Additional uses of cash:
Professional fees	(84,000)	(523,000)

Net uses of cash	(83,000)	(510,000)

Adjustment of estimated values:
Decrease in estimated costs to liquidate	108,000	510,000
Payment of accounts payable by related party (Note 4)	132,000	—

	240,000	510,000

Decrease(increase) in net liabilities in liquidation	157,000	—

Beginning net liabilities in liquidation	(173,000)	—

Ending net liabilities in liquidation	$(16,000)	$—

Basic and diluted net (loss) income per share applicable to common shareholders (Note 3)	$0	$0

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006
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
In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and nine-month periods ended March 31, 2007 and 2006, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
2.	PLAN OF LIQUIDATION AND MANAGEMENT’S PLANS:
In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. These interim consolidated financial statements are presented using the liquidation basis of accounting. At March 31, 2007, the Company has recorded a $34,000 accrual for estimated liquidation costs.
Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York (“Sagaponack Partners”), and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Remaining cash is being used to pay costs associated with winding up the Company’s business. At March 31, 2007, the remaining liquidation preference amount to preferred stockholders is $13,740,000.
The carrying values of the Company’s assets and liabilities at March 31, 2007, approximate estimated liquidation values. At March 31, 2007, assets are carried at net realizable value and liabilities at net settlement value. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED MARCH 31, 2007 AND 2006
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
EARNINGS (LOSS) PER SHARE:
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share, with a reconciliation of the numerator and denominator of the diluted income (loss) per share computation. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company had no common stock equivalents outstanding during the three and nine month periods ended March 31, 2007 and 2006.
ESTIMATED COSTS OF LIQUIDATION:
Estimated costs of liquidation primarily include management’s estimate of costs to wind down the Company (Note 5).
RECLASSIFICATION:
Certain amounts reported in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.
4.	RELATED PARTY TRANSACTIONS:
During the nine months ended March 31, 2007, Sagaponack Partners paid on behalf of the Company, $132,000 of the Company’s accounts payable. This represented a capital contribution to the Company. During the nine months ended March 31, 2006, a member of the board of directors provided services to the Company valued at approximately $9,000. These services were primarily administrative and managerial in nature, and were performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration, and therefore this was accounted for as a capital transaction.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED MARCH 31, 2007 AND 2006
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
RESULTS OF LIQUIDATING ACTIVITIES FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
During the nine months ended March 31, 2007 and 2006, the Company paid $84,000 and $9,000 of professional fees ($6,000 and $3,000 during the three months ended March 31, 2007 and 2006, respectively), which primarily represented legal and accounting fees.
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
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2007, the Company has recorded a $34,000 accrual for estimated liquidation costs.
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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

UST Liquidating Corporation
(Registrant)

May 14, 2007	By	/s/ Marc A. Weisman

Marc A. Weisman
Director

May 14, 2007	By	/s/ Barry S. Rosenstein

Barry S. Rosenstein
Director

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.