Form 10KSB
period 2007-06-30
UST LIQUIDATING CORP
filed 2007-09-27
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2007

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
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b-2 of the Exchange Act). Yes ☑     No ☐
State issuer’s revenues for its most recent fiscal year: None
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on September 25, 2007, was $100,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares outstanding of the issuer’s common stock, as of September 25, 2007, was 22,298,598.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
(a)	Business Development
UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) was incorporated under California law in 1947. On September 21, 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”) a subsidiary of Danaher Corporation, a publicly-traded company, in accordance with the terms and conditions of the definitive Asset Purchase Agreement (the “Agreement”).
The assets sold by the Company included all assets of the Company and its subsidiaries except for cash and cash equivalents, the capital stock of the Company’s subsidiaries, and the assets of Toxguard Systems, Inc. (which have no carrying value at June 30, 2007). In addition, Veeder-Root assumed substantially all liabilities and obligations of the Company, except those of Toxguard Systems, Inc., the unpaid principal and accrued interest due under the Company’s credit facility, the obligation under the Series A Preferred Stock liquidation preference, and certain other liabilities including transaction costs incurred in connection with the Veeder-Root transaction, and income taxes.
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
On August 16, 2000, the Company’s board of directors unanimously approved a Plan of Liquidation. The Plan of Liquidation provides that subsequent to September 21, 2000, the Company will not engage in any business, except for preserving the net value of the Company’s remaining assets (primarily proceeds from the sale) in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2007, the Company has recorded a $29,000 accrual for estimated liquidation costs.
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
Employees. Subsequent to September 24, 2000, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY
At June 30, 2007, the Company has no operations or related property.
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

QUARTER ENDING—	06/30/07	03/31/07	12/31/06	09/30/06

High bid price	$0.02	$0.02	$0.03	$0.03

Low bid price	$0.01	$0.01	$0.01	$0.01

QUARTER ENDING—	06/30/06	03/31/06	12/31/05	09/30/05

High bid price	$0.03	$0.03	$0.02	$0.03

Low bid price	$0.02	$0.01	$0.01	$0.01
As of September 25, 2007, there were approximately 1,300 record holders of the Company’s common stock. This number does not include shareholders who maintain their security positions with their security broker in street name.
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
Results of liquidating activities
The Company paid professional fees of $89,000 and $734,000 during the years ended June 30, 2007 and 2006, respectively. For the year ended June 30, 2007, these cash expenditures represented professional and legal fees. For the year ended June 30, 2006, the expenditures for professional fees were primarily for legal costs. In addition, during the year ended June 30, 2006, a member of the board of directors contributed services valued at $12,000, which represents management’s estimate of services contributed. These services were primarily administrative and managerial in nature, and performed in order to manage the Company’s ongoing liquidation process and litigation. During the fourth quarter ended June 30, 2006, the Company recorded a $176,000 increase for liquidation costs primarily related to legal costs.
Income tax paid (which represented state income taxes) for the years ended June 30, 2007 and 2006 was $1,000 and $2,000, respectively.
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
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At June 30, 2007, the Company has recorded a $29,000 accrual for estimated liquidation costs.
Recent accounting pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect this interpretation may have on its consolidated financial statements, but does not expect that it will have a material impact.

Critical accounting policies
The discussion and analysis of our financial condition and results of liquidating activities are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements have been prepared under the liquidation basis of accounting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the estimated cost of liquidation, contingencies (litigation), and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
We believe the following are the more significant accounting policies and methods used by the Company:
•	Estimated costs of liquidation

•	Contingencies (litigation)

•	Deferred income taxes
Estimated costs of liquidation:
The Company’s liability for estimated costs of liquidation is based on management’s best estimates of costs to wind down the Company. The Company’s management uses its judgment based on available facts and circumstances. This accrual is reevaluated and adjusted as additional information is received that impacts the amount of the accrual. It is at least reasonably possible that the accrual for liquidation costs will change in the near term, and these changes could be material.
Contingency:
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
YEARS ENDED JUNE 30, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
UST Liquidating Corporation
We have audited the accompanying consolidated statement of net liabilities in liquidation of UST Liquidating Corporation and subsidiaries as of June 30, 2007, and the related consolidated statements of liquidating activities for each of the years in the two-year period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Liquidating Corporation and subsidiaries as of June 30, 2007, and the results of their liquidating activities for each of the years in the two-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
GHP HORWATH, P.C.
Denver, Colorado
September 26, 2007

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
JUNE 30, 2007

ASSETS

Cash	$15,000

LIABILITIES

Accounts payable	3,000
Estimated costs of liquidation (Note 2)	29,000

Total liabilities	32,000

NET LIABILITIES IN LIQUIDATION	$(17,000)

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Sources of additional cash:
Interest income	$1,000	$15,000

Additional uses of cash:
Professional fees	(89,000)	(734,000)
Income taxes	(1,000)	(2,000)

	(90,000)	(736,000)

Net uses of cash	(89,000)	(721,000)

Adjustment of estimated values:
Decrease in estimated costs to liquidate	61,000	548,000
Extinguishment of liability	52,000	—
Payment of accounts payable by related party (Note 4)	132,000	—

	245,000	548,000

Decrease (increase) in net liabilities in liquidation	156,000	(173,000)

Beginning net liabilities in liquidation	(173,000)	—

Ending net liabilities in liquidation	$(17,000)	$(173,000)

Weighted average number of common shares outstanding	22,298,598	22,298,598

See accompanying notes to the consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006
1.	Organization, basis of accounting and summary of significant accounting policies:

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

Basis of accounting:

The Company has adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. A statement of net assets (liabilities) in liquidation and a statement of liquidating activities are the two financial statements presented under the liquidation basis of accounting.

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

Estimated costs of liquidation:

Estimated costs of liquidation primarily include management’s estimate of costs to wind down the Company (Note 2). During 2007 and 2006, the Company recorded a decrease in estimated costs to liquidate of $61,000 and $548,000, respectively. In addition, during the fourth quarter of 2007, the Company recorded an extinguishment of a trade payable of $52,000. At June 30, 2007, the Company has recorded a $29,000 accrual for estimated liquidation costs, which primarily represents costs to wind down the Company.

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

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006
1.	Organization, basis of accounting and summary of significant accounting policies (continued):

Recent accounting pronouncement:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect this interpretation may have on its consolidated financial statements, but does not expect that it will have a material impact.

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

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York, and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Remaining cash is to be used to pay costs associated with winding up the Company’s business.

The carrying values of the Company’s assets and liabilities at June 30, 2007, approximate estimated fair values. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006
3.	Income taxes:

The provision for income taxes for the years ended June 30, 2007 and 2006 of $2,000 represents state income taxes, of which $1,000 was paid in 2007 and $2,000 was paid in 2006.

A reconciliation of income tax expense for the years ended June 30, 2007 and 2006, computed at the statutory federal income tax rate of 34% to the effective income tax expense is as follows:

	2007	2006

Expected income tax (expense) benefit	$(8,000)	$63,000
Effect of valuation allowance	7,000	(63,000)
State income taxes	(1,000)	(2,000)

	$(2,000)	$(2,000)

At June 30, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,534,000, which begin to expire from fiscal year 2017 through 2026. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2007, are as follows:

Net operating loss carryforwards	$1,542,000
Capital loss carryforwards	78,000
Allowance on receivable	59,000
Accrual for liquidation costs	11,000
Valuation allowance	(1,690,000)

Net deferred tax assets	$—

A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured. The valuation allowance for the year ended June 30, 2007, decreased by $14,000.
4.	Shareholders’ equity (deficit):

Series A preferred stock:

The Series A Preferred Stock (the “Preferred Stock”) has an aggregate allocation amount (the “Allocation Amount”) of $15,000,000 for the purposes of liquidation priority and dividends. The Preferred Stock bears an annual 15% dividend (based on the Allocation Amount), if and when declared by the board of directors. The Allocation Amount increases by the amount of any dividends not declared for payment by the Company. The Preferred Stock has no mandatory redemption or voting rights and is not convertible into common stock. At June 30, 2007, the remaining liquidation preference amount is $14,200,000.

UST LIQUIDATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006
5.	Related party transactions:

During the year ended June 30, 2007, Sagaponack Partners paid on behalf of the Company, $132,000 of the Company’s accounts payable. During the year ended June 30, 2006, a member of the board of directors provided services to the Company valued at approximately $12,000. These services were primarily administrative and managerial in nature, and were performed in order to manage the Company’s ongoing liquidation process and litigation. The services were provided for no consideration.

6.	Litigation:

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

PART III
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES
As of the end of the period covered by the report on Form 10-KSB, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
EXECUTIVE OFFICERS AND DIRECTORS
BARRY S. ROSENSTEIN, 49, has served as Co-Chairman of the Board since May 1997. Mr. Rosenstein is a director of Marisa Christina, Inc. (NASDAQ: MRSA), Waterworks, TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., and Princeton Photo Network, Inc. Mr. Rosenstein, along with Marc Weisman, is also a principal of Sagaponack Partners, L.P., and its affiliated entities.
MARC A. WEISMAN, 54, has served as Co-Chairman of the Board since May 1997. Mr. Weisman is a director of TestAmerica, Inc., Signs USA, Revtech, Inc., Pacific Wireless, Inc., Princeton Photo Network, Inc., and Product Resources, Inc. Mr. Weisman, along with Barry Rosenstein, is also a principal of Sagaponack Partners, L.P. and its affiliated entities.
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

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 25, 2007 of persons (other than officers or directors of the Company) known to the Company to own more than 5% of the Company’s outstanding common stock. Unless otherwise indicated in the footnote following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

	Number of shares	Percent of
Name	beneficially owned	outstanding shares
Sagaponack Partners, L.P.
536 Pacific Avenue
San Francisco, CA94133	10,973,461	49.2%

Sagaponack Partners International, L.P.
536 Pacific Avenue
San Francisco, CA94133	216,000	1.0%
The following table sets forth certain information regarding the beneficial ownership of common stock as of September 25, 2007 of each Director during the fiscal year ended June 30, 2007, (ii) the chief executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnote following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB:
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

DURING THE REGISTRANT’S QUARTER ENDED JUNE 30, 2007, THE REGISTRANT FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K
     None
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:
Fees billed by GHP Horwath, P.C., the Company’s independent registered public accounting firm (and pre-approved by the Company’s Board of Directors) for the fiscal years ended June 30, 2007 and 2006 are as follows:
Audit fees:
Audit fees for the years ended June 30, 2007 and 2006 were $15,800 and $14,500, respectively, and include the audits of the Company’s consolidated financial statements and reviews of the interim unaudited consolidated financial statements contained in the Company’s quarterly reports on Form 10-QSB.
Audit-related fees:
None
Tax fees:
Tax fees for the years ended June 30, 2007 and 2006 were $5,400 and $1,160, respectively, and were incurred for tax return preparation services.
All other fees:
None.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
UST Liquidating Corporation
      SIGNATURE

By:	/s/ Barry S. Rosenstein	September 27, 2007
Barry S. Rosenstein
Co-Chairman of Board of Directors

By:	/s/ Marc A. Weisman	September 27, 2007
Marc A. Weisman
Co-Chairman of Board of Directors

EXHIBIT INDEX

Exhibit
Number	Document Description

3.1	Certificate of Amendment of Articles of Incorporation dated February 14, 1991 is incorporated herein by reference to Form 10-K for fiscal year 1991.

3.2	Certificate of Amendment of the Articles of Incorporation dated February 14, 1991 (2).

3.3	Certificate of Amendment of the Articles of Incorporation dated February 3, 1998 (3).

3.4	Bylaws, as amended, of the Company (1).

4.1	See Exhibits 3.1, 3.2, and 3.4 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of common stock.

10.1	Watson General Corporation Retirement Plan (4).

10.2	Stock Option agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.3	Employment agreement dated May 22, 1997 between the Company and Dan R. Cook (5)

10.4	Securities purchase agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.5	Warrant agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. (6).

10.6	Stock pledge agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.7	Security agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.8	Financial advisory agreement dated May 22, 1997 between the Company and Sagaponack Management Company (6).

10.9	Company agreement dated May 22, 1997 between the Company and Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (6).

10.10	Shareholder agreement dated May 22, 1997 between Sagaponack Partners, L.P. ,Sagaponack International Partners, L.P. and certain shareholders of the Company (6).

10.11	Term Loan and Acquisition Line Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.12	First Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.13	Second Amendment to Term Loan and Acquisition Line Agreement between the Company and BankBoston, N.A. (9)

10.14	Stock Pledge Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

Exhibit
Number	Document Description

10.15	Security Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.16	Intercreditor and Subordination Agreement dated December 16, 1997 between the Company and BankBoston, N.A. (7)

10.17	Primary Stock Purchase Agreement dated December 17, 1997 between the Company and Erica Bengtson Grant and James B. Grant (7).

10.18	Contingent Stock Purchase Agreement dated December 17, 1997 between the Company and Environmental Systems Corporation (7)

10.19	Stock Option Agreement dated January 16, 1998 (8).

10.20	Amendment to Securities Purchase Agreement among the Company, Sagaponack Partners, L.P. and Sagaponack International Partners, L.P. (9).

10.21	Purchase Agreement between the Company and Veeder-Root Service Corporation (10)

10.22	Plan of Liquidation (10)

31.1	Certification pursuant to Rule13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-16011).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 1997 (File No. 000-16011).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 1997 (File No. 000-16011).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (File No. 000-16011).

(9)	Incorporated by reference to the Company’s Registration Statement No. 333-82425 on Form SB-2 filed under the Securities Act of 1933 on July 7, 1999 (File No. 000-16011).

(10)	Incorporated by reference to the Company’s Schedule 14C filed on September 1, 2000.