Form 10QSB
period 2007-09-30
UST LIQUIDATING CORP
filed 2007-11-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☑ Yes      ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity; as of November 14, 2007, there were 22,298,598 shares, no par value.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Cash	$6,000

LIABILITIES
Accounts payable	$10,000
Estimated costs of liquidation (Note 2)	13,000

Total liabilities	23,000

NET LIABILITIES IN LIQUIDATION	$(17,000)

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Sources of additional cash:
Interest income	$—	$1,000

Additional uses of cash:
Professional fees	(9,000)	(59,000)

Net uses of cash	(9,000)	(58,000)

Adjustment of estimated values, decrease in estimated costs to liquidate	9,000	59,000

Decrease in net liabilities in liquidation	—	1,000

Beginning net liabilities in liquidation	(17,000)	(173,000)

Ending net liabilities in liquidation	$(17,000)	$(172,000)

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
1.	BASIS OF PRESENTATION:

The consolidated financial statements of UST Liquidating Corporation, formerly USTMAN Technologies, Inc. (the “Company”) included in this Form 10-QSB, have been prepared by the Company without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The Company has adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. These estimates are periodically reviewed and adjusted by management. A statement of net assets (liabilities) in liquidation and a statement of liquidating activities are the two financial statements presented under the liquidation basis of accounting.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three month periods ended September 30, 2007 and 2006, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	PLAN OF LIQUIDATION AND MANAGEMENT’S PLANS:

In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2007, the Company has recorded a $13,000 accrual for estimated liquidation costs.

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York (“Sagaponack Partners”), and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Remaining cash is being used to pay costs associated with winding up the Company’s business. At September 30, 2007, the remaining liquidation preference amount to preferred stockholders is $14,679,000.

The carrying values of the Company’s assets and liabilities at September 30, 2007, approximate estimated fair values. At September 30, 2007, assets are carried at net realizable value and liabilities at net settlement value. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

ESTIMATED COSTS OF LIQUIDATION:

Estimated costs of liquidation include management’s estimate of costs to wind down the Company.

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
RESULTS OF LIQUIDATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
During the three months ended September 30, 2007 and 2006, the Company paid $9,000 and $59,000, respectively, of professional fees which primarily represented legal and accounting fees. In addition, during the three months ended September 30, 2007 and 2006, the Company decreased its estimated costs to liquidate by $9,000 and $59,000, respectively.
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
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At September 30, 2007, the Company has recorded a $13,000 accrual for estimated liquidation costs.
ITEM 3. CONTROLS AND PROCEDURES
None.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
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

UST Liquidating Corporation (Registrant)
	By	/s/ Marc A. Weisman
November 14, 2007		Marc A. Weisman
Director

	By	/s/ Barry S. Rosenstein
November 14, 2007		Barry S. Rosenstein
Director

EXHIBIT INDEX

Exhibit	Description

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.