Form 10QSB
period 2007-12-31
UST LIQUIDATING CORP
filed 2008-02-14
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☑ Yes ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity; as of February 14, 2008, there were 22,298,598 shares, no par value.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
DECEMBER 31, 2007
(UNAUDITED)

ASSETS
Cash	$67,000

LIABILITIES
Accounts payable	$18,000
Estimated costs of liquidation	66,000

Total liabilities	84,000

NET LIABILITIES IN LIQUIDATION	$(17,000)

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Sources of additional cash:
Insurance refund	$75,000	$—
Advance from related party	2,000	—

Additional uses of cash:
Income taxes	(2,000)	—
Professional fees	(16,000)	(19,000)

Net sources (uses) of cash	59,000	(19,000)

Adjustment of estimated values; (increase) decrease in estimated costs to liquidate	(59,000)	59,000

Decrease in net liabilities in liquidation	—	40,000

Beginning net liabilities in liquidation	(17,000)	(172,000)

Ending net liabilities in liquidation	$(17,000)	$(132,000)

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Sources of additional cash:
Interest income	$—	$1,000
Insurance refund	75,000	—
Advance from related party	2,000	—

Additional uses of cash:
Income taxes	(2,000)	—
Professional fees	(24,000)	(78,000)

Net sources (uses) of cash	51,000	(77,000)

Adjustment of estimated values; (increase) decrease in estimated costs to liquidate	(51,000)	118,000

Decrease in net liabilities in liquidation	—	41,000

Beginning net liabilities in liquidation	(17,000)	(173,000)

Ending net liabilities in liquidation	$(17,000)	$(132,000)

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
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

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and six-month periods ended December 31, 2007 and 2006, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	PLAN OF LIQUIDATION AND MANAGEMENT’S PLANS:

In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At December 31, 2007, the Company has recorded a $66,000 accrual for estimated liquidation costs.

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York (“Sagaponack Partners”), and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Remaining cash is being used to pay costs associated with winding up the Company’s business. At December 31, 2007, the remaining liquidation preference amount to preferred stockholders is $15,229,000. During the three months ended December 31, 2007, Sagaponack advanced $2,000 to the Company, which was repaid to Sagaponack in February 2008.

The carrying values of the Company’s assets and liabilities at December 31, 2007 approximate estimated fair values. At December 31, 2007, assets are carried at net realizable value and liabilities at net settlement value. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
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

ESTIMATED COSTS OF LIQUIDATION:

Estimated costs of liquidation primarily include management’s estimate of costs to wind down the Company.

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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48). The Company did not have any unrecognized tax benefits and there was no effect on it's consolidated financial condition or results of operations as a result of implementing FIN 48. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods ended December 31, 2007.

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
RESULTS OF LIQUIDATING ACTIVITIES FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
During the three and six months ended December 31, 2007, the Company paid $16,000 and $24,000, respectively, of primarily accounting fees and costs associated with the Company’s periodic SEC filings and $19,000 and $78,000 primarily consisting of legal and accounting fees during the three and six month periods ended December 31, 2006, respectively. During the three and six months ended December 31, 2007, the Company increased its net estimated cost to liquidate by $59,000 and $51,000, respectively. This increase is a result of management’s evaluation of estimated liabilities as of December 31, 2007. The estimated cost to liquidate decreased by $40,000 and $41,000 in the three and six month periods ending December 31, 2006, respectively.
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
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At December 31, 2007, the Company has recorded a $66,000 accrual for estimated liquidation costs.
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out by our Chairmen of the Board of Directors of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chairmen of the Board of Directors concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
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

UST Liquidating Corporation (Registrant)
	By	/s/ Marc A. Weisman
February 14, 2008		Marc A. Weisman
Director

	By	/s/ Barry S. Rosenstein
February 14, 2008		Barry S. Rosenstein
Director

EXHIBIT INDEX

Exhibit No.	Document

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.