Form 10QSB
period 2008-03-31
UST LIQUIDATING CORP
filed 2008-05-15
CIK 817820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the issuer (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☑ Yes ☐ No
State the number of shares outstanding of each of the issuer’s classes of common equity; as of May 15, 2008, there were 22,298,598 shares, no par value.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
MARCH 31, 2008
(UNAUDITED)

ASSETS
Cash	$64,000

LIABILITIES

Accounts payable	$18,000
Estimated costs of liquidation	63,000

Total liabilities	81,000

NET LIABILITIES IN LIQUIDATION	$(17,000)

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Additional uses of cash:
Income taxes	$(1,000)	$—
Professional fees	(2,000)	(6,000)

Net uses of cash	(3,000)	(6,000)

Adjustments of estimated values; decrease in estimated costs to liquidate	3,000	122,000

Decrease in net liabilities in liquidation	—	116,000

Beginning net liabilities in liquidation	(17,000)	(132,000)

Ending net liabilities in liquidation	$(17,000)	$(16,000)

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF LIQUIDATING ACTIVITIES
NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Sources of additional cash:
Interest income	$—	$1,000
Insurance refund	75,000	—
Advance from related party	2,000	—

Additional uses of cash:
Income taxes	(3,000)	—
Professional fees	(24,000)	(84,000)

Net sources (uses) of cash	50,000	(83,000)

Adjustment of estimated values; (increase) decrease in estimated costs to liquidate	(50,000)	240,000

Decrease in net liabilities in liquidation	—	157,000

Beginning net liabilities in liquidation	(17,000)	(173,000)

Ending net liabilities in liquidation	$(17,000)	$(16,000)

Weighted average number of common shares outstanding	22,298,598	22,298,598

See notes to unaudited condensed consolidated financial statements.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2008 AND 2007
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

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and nine-month periods ended March 31, 2008 and 2007, consist only of normal and recurring adjustments, except for those described below. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	PLAN OF LIQUIDATION AND MANAGEMENT’S PLANS:

In September 2000, the Company sold substantially all of its assets, net of certain liabilities, to Veeder-Root Service Company (“Veeder-Root”), a wholly-owned subsidiary of Danaher Corporation (a publicly-traded company). As a result of the Veeder-Root sale, the Company no longer has any ongoing business operations. In August 2000, in contemplation of and conditioned upon the closing of the Veeder-Root transaction, the Company’s board of directors unanimously approved a plan of liquidation (the “Plan of Liquidation”). The Plan of Liquidation provides that subsequent to the Veeder-Root transaction, the Company will no longer engage in any business, but will only act to preserve the value of the remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2008, the Company has recorded a $63,000 accrual for estimated liquidation costs.

Sagaponack Partners, L.P., a private investment firm based in San Francisco and New York (“Sagaponack Partners”), and its foreign affiliate, Sagaponack International Partners, L.P. (collectively “Sagaponack”, or the “Investors”) own all of the Series A Preferred Stock and beneficially own greater than 50% of the Company’s common stock. There will not be any funds available for distribution to the common stockholders. Remaining cash is being used to pay costs associated with winding up the Company’s business. At March 31, 2008, the remaining liquidation preference amount to preferred stockholders is $15,801,000. During the three month period ended December 31, 2007, Sagaponack advanced $2,000 to the Company, which is included in accounts payable.

The carrying values of the Company’s assets and liabilities at March 31, 2008 approximate estimated fair values. At March 31, 2008, assets are carried at net realizable value and liabilities at net settlement value. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term, and these changes could be material.

UST LIQUIDATING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
NINE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48). The Company did not have any unrecognized tax benefits and there was no effect on it’s consolidated financial condition or results of operations as a result of implementing FIN 48. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods ended March 31, 2008.

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
RESULTS OF LIQUIDATING ACTIVITIES FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
During the nine months ended March 31, 2008, sources of cash included a $2,000 advance from a related party and an insurance refund of $75,000. During the nine months ended March 31, 2007, sources of cash consisted of interest. During the three and nine months ended March 31, 2008, the Company paid $3,000 and $27,000, respectively, which primarily represented legal and accounting fees. During the three and nine months ended March 31, 2007, the Company paid $3,000 and $84,000 in professional fees, primarily related to legal and accounting fees. During the nine months ended March 31, 2008, the Company increased its net estimated cost to liquidate by $50,000. This increase is a result of management’s evaluation of remaining estimated liabilities. The estimated costs to liquidate decreased by $3,000 in the three month period ending March 31, 2008.
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
Effective September 21, 2000, holders of a majority of the Company’s issued and outstanding common stock adopted a Plan of Liquidation. The Plan of Liquidation provides that the Company is to no longer engage in any business, except for preserving the net value of the Company’s remaining assets in order to make distributions to the Series A Preferred shareholders and wind up the Company’s business, at which time the Company is to cease to exist as an operating entity. At March 31, 2008, the Company has recorded a $63,000 accrual for estimated liquidation costs.
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

UST Liquidating Corporation (Registrant)
	By	/s/ Marc A. Weisman
May 15, 2008		Marc A. Weisman
Director

	By	/s/ Barry S. Rosenstein
May 15, 2008		Barry S. Rosenstein
Director

EXHIBIT INDEX

Exhibit No.	Document

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.